Form 10KSB40
period 1995-09-30
WINCO PETROLEUM CORP
filed 1996-02-13
CIK 313968

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Fiscal Year ended:  SEPTEMBER 30, 1995

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ___________ to ___________

                           Commission File No. 0-9295

                          WINCO PETROLEUM CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

             COLORADO                                84-0794604
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                          1645 COURT PLACE, SUITE 312
                            DENVER, COLORADO  80202
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's Telephone Number, Including Area Code: (303) 623-9095

Securities Registered Pursuant to Section 12(b) of the Act: NONE.

Securities Registered Pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE PER SHARE.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes      No  X
                                      ---      ---

As of December 14, 1995, 23,000,000 shares of common stock were outstanding, and the aggregate market value of the common stock of Winco Petroleum Corporation held by nonaffiliates was approximately $39,856 based on the last closing bid price at that date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Documents incorporated by reference: NONE.

This Form 10-KSB consists of ____ pages.  The Exhibit Index begins on page 12.

ITEM 1.  BUSINESS.

     (A) GENERAL DEVELOPMENT OF BUSINESS. Winco Petroleum Corporation (the "Registrant") with principal and executive offices at 1645 Court Place, Suite 312, Denver, Colorado 80202, telephone (303) 623-9095, was incorporated as a Colorado corporation on June 21, 1979 primarily for the purpose of exploration, development, and production of oil and gas reserves.

     The Registrant attempts to obtain outside participation in its drilling operations in the form of joint ventures and drilling programs depending on the cost of drilling a prospect(s) and the Registrant's estimate of the risk. Joint ventures currently and in the future will consist of affiliated and non-affiliated oil and gas companies, non-company sponsored drilling funds and individuals including Officers and Directors of the Registrant, knowledgeable of the risks inherent in the oil and gas exploration industry. While such practices decrease the risk to the Registrant on its unsuccessful efforts, they also limit the Registrant's return on successful efforts.

     The Registrant attempts to acquire both developed and undeveloped proper ties that third persons may consider desirable for exploration and/or development. If possible, the Registrant attempts to enter into agreements with any such third persons whereby such properties may be sold to third persons with the Registrant retaining an interest in the properties involved or whereby the Registrant may agree to give up a portion of its interest in such properties in exchange for a commitment by such third persons to explore and/or develop the properties involved. If it is not possible to negotiate an agreement of either nature, the Registrant may attempt to explore and/or develop any such properties without such assistance from third persons.

     (A) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Registrant's activities are confined to oil and gas exploration and development, hence the Registrant has no industry segments other than the oil and gas business. See the Financial Statements for information concerning the Registrant's business.

     (B) NARRATIVE DESCRIPTION OF BUSINESS.

         GENERAL. The Registrant engages in the business of exploring and developing oil and gas reserves and produces and sells crude oil and natural gas in the United States. The Registrant intends to continue to participate with others in oil and gas exploration to increase its ownership in proven reserves.

         (I) PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED AND PRINCIPAL MARKETS. The Registrant's principal products are crude oil and natural gas. Crude oil and natural gas are sold to various purchasers, including pipeline companies, which generally service the areas in which the producing wells are located.

         (II) STATUS OF NEW PRODUCTS OR INDUSTRY SEGMENTS. There has been no public announcement of, and no information otherwise has been made public about, a new product or industry segment, which would require the investment of a material amount of the Registrant's assets, or which otherwise is material.

         (III) SOURCES AND AVAILABILITY OF RAW MATERIALS. The existence of commercial oil and gas reserves is essential to the ultimate realization of value from the Registrant's properties, and thus may be considered a raw material essential to the Registrant's business. However, the acquisition, exploration, development, production and sale of oil and gas is subject to many factors which are outside the Registrant's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe and other equipment and supplies, proximity to pipelines, the supply and price of other fuels, and the regulation of prices, production, transportation, and marketing by the Department of Energy and other federal and state governmental authorities. The Registrant acquires oil and gas properties from landowners, other owners of interests in such properties, or governmental entities. For information relating to specific properties of the Registrant, see Item 2 below. The Registrant currently is not experiencing any difficulty in acquiring necessary supplies, including drilling rigs.

      (IV) PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS. The Registrant does not own any patents, trademarks, licenses, franchises, or concessions except oil and gas interests granted from governmental authorities or acquired from private landowners.

      (V) SEASONAL NATURE OF BUSINESS. The Registrant's business is not seasonal in nature, except to the extent that weather conditions at certain times of the year may affect its access to oil and gas properties, and its ability to drill oil and gas wells.

     (VI) WORKING CAPITAL ITEMS. Practices and conditions with respect to specific working capital items are not relevant to an understanding of the Registrant's business. Working capital is not required to carry inventories or accounts receivable, to meet rapid delivery requirements, or to assure continuous allotments of goods from suppliers. However, access to sufficient cash is essential to take advantage of opportunities to acquire additional oil and gas properties.

      (VII) MAJOR CUSTOMERS. The following table sets forth information concerning customers, or any group of customers under common control, or customers which are affiliates of each other, to which sales were made by the Registrant during the fiscal year ended September 30, 1995, in an amount which equals 10% or more of the Registrant's revenue and the Registrant's relationship to each:

                                             AMOUNT OF
                                            OIL AND GAS        PERCENT
                                             SALES AND        OF TOTAL
                 CUSTOMER                    ROYALTIES         REVENUE
                 --------                   -----------       --------
       Western Gas Resources, Inc.            $14,877           13.22%
       Texaco Trading, Inc.                   $62,983           55.97%

      The Registrant believes that if it should lose any of its present customers, other customers for its oil and gas would be readily available. Thus, the loss of these customers would not have a material adverse effect on the Registrant due to the availability of other customers.

      (VIII) BACKLOG. Backlog is not relevant to an understanding of the Registrant's business.

      (IX) RENEGOTIATION OR TERMINATION OF GOVERNMENTAL CONTRACTS. The Registrant has no portion of its business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

      (X) COMPETITIVE CONDITIONS. The exploration for and development and production of oil and gas are subject to intense competition. The principal methods of competition in the industry for the acquisition of oil and gas leases are the payment of bonus payments at the time of acquisition of leases, delay rentals, location damage supplement payments, the use of differential royalty rates, the amount of annual rental payments and stipulations requiring exploration and production commitments by the lessee. Companies with greater financial resources, staff and labor forces, equipment for exploration, and vast experience will be in a better position than the Registrant to compete for such leases. In addition, the ability of the Registrant to market any oil or gas which it might produce could be severely limited by its inability to compete with larger companies operating in the same area who may be willing or able to offer any oil or gas produced by them at a price lower than that of the Registrant. In addition, the availability of a ready market for oil and gas will depend upon numerous factors beyond the Registrant's control, including the extent of domestic production and imports of oil, proximity and capacity of pipelines, and the affect of federal and state regulation of oil and gas sales. The Registrant has an insignificant competitive position in the oil and gas industry.

      (XI) RESEARCH AND DEVELOPMENT. The Registrant has not engaged and does not currently engage in any research and development activities.

     (XII) ENVIRONMENTAL PROTECTION. The Registrant is subject to various federal, state, and local provisions regarding environmental matters, the existence of which has not hindered nor adversely affected the Registrant's business. Although the Registrant does not believe its business operations presently impair environmental quality, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the capital expenditures, earnings and competitive position of the Registrant. Since inception, the Registrant has not made any material capital expenditures for environmental control facilities and does not expect to make any such expenditures during the current and following fiscal years.

      (XIII) EMPLOYEES. As of September 30, 1995, the Registrant had one full-time employee consisting of its President, L. W. Winkler, Jr. and 2 part time employees, an office manager and bookkeeper. The Registrant also utilizes the services of 2 independent contractors on a when-needed basis.

   (C) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Registrant has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries.

ITEM 2.  PROPERTIES.

   OFFICE FACILITIES. The Registrant's offices are located at 1645 Court Place, Suite 312, Denver, Colorado 80202, in space which the Registrant rents from a non-affiliated third party. The Registrant leases approximately 750 square feet and pays a monthly rental for such premises of $450. The Registrant believes that its present office facilities are adequate for its present operations.

   OIL AND GAS PROPERTIES. The following table summarizes the Registrant's developed and undeveloped oil and gas acreage which the Registrant held a working interest as of September 30, 1995:

                       DEVELOPED ACREAGE           UNDEVELOPED ACREAGE
                      -------------------          -------------------
 STATE                GROSS           NET           GROSS          NET
 -----                -----           ---           -----          ---
Wyoming              1160.63        1160.63         160.00        160.00


      OIL AND GAS RESERVES. Information concerning the Registrant's capitalized costs, costs incurred in producing oil and gas activities, revenues from producing oil and gas activities, oil and gas reserves, estimated future net revenues, and the present value of estimated future net revenues attributable thereto are provided in Notes 3 and 8 of Notes to Financial Statements appearing elsewhere in this Form 10-KSB. Reserves reported in this Form 10-KSB are based on the net revenue interest owned by the Registrant.

      ESTIMATES OF TOTAL PROVED NET OIL AND GAS RESERVES FILED WITH OR REPORTS TO OTHER FEDERAL AUTHORITIES OR AGENCIES. There have been no reserve estimates filed with any federal or foreign governmental authority or agency during the past twelve months.

      LONG-TERM OR SIMILAR AGREEMENTS. The Registrant has no oil and gas reserves or production subject to long-term supply or similar arrangements with foreign governments or authorities in which the Registrant acts as producer.

      NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil and gas produced by the Registrant for each of the fiscal years ended September 30, 1995 and 1994:

                                                YEAR ENDED SEPTEMBER 30,
                                                ------------------------
                                                1995               1994
                                                ----               ----
Crude Oil and Condensate (bbls.)                5,630              6,204
Natural Gas (MCF)                              11,671             18,400

      AVERAGE SALES PRICE AND PRODUCTION COSTS PER UNIT OF PRODUCTION. The following table sets forth the average sales price and production cost per barrel of oil for the fiscal years ended September 30, 1995 and 1994:

                                                YEAR ENDED SEPTEMBER 30,
                                                ------------------------
                                                1995               1994
                                                ----               ----

Average Sales Price per
 Equivalent Barrel                             $17.42             $13.40

Average Production (Lifting)
 Costs per Equivalent
 Barrel                                        $11.59             $10.06


      PRODUCING WELLS AND ACREAGE. The following table sets forth, as of September 30, 1995, the approximate number of gross and net producing oil and gas wells and their related developed acres owned by the Registrant. Productive wells are producing wells and wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                PRODUCING WELLS
-------------------------------------------------
         OIL                         GAS                  DEVELOPED ACRES
--------------------        ---------------------       --------------------
GROSS(1)      NET(2)        GROSS(1)       NET(2)       GROSS(1)      NET(2)
--------      ------        --------       ------       --------      ------
  12           6.65            0             0          1160.63      1160.63

_____________________

(1) A "gross well" or "gross acre" is a well or acre in which a working interest is held. The number of gross wells or acres is the total number of wells or acres in which a working interest is owned.

(2) A "net well" or "net acre" is deemed to exist when the sum of fractional ownership interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions thereof.

      UNDEVELOPED ACREAGE. At September 30, 1995, the Registrant had undeveloped acreage as set forth below:

                                          UNDEVELOPED ACRES(1)
                                         ----------------------
              LOCATION                   GROSS              NET
              --------                   -----              ---
              Wyoming                     640               160

_____________________

(1) Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

      OVERRIDING ROYALTIES. The following table sets forth information concerning the Registrant's current overriding royalties as of September 30, 1995:

               STATE         GROSS ACRES   NET ACRES        ORR
               -----         -----------   ---------        ---
              Wyoming            200          200          .0600

      DELIVERY COMMITMENTS. The Registrant is not obligated to provide a fixed and determinable quantity of oil or gas in the future pursuant to existing contracts or agreements.

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant knows of no material pending legal proceedings to which the Registrant is a party or of which any of its properties is the subject and no such proceedings are known to the Registrant to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year ended September 30, 1995 covered by this Report to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY STOCK AND RELATED STOCKHOLDER
         MATTERS.

         (a) PRINCIPAL MARKET OR MARKETS. The Registrant's common stock, no par value, is traded in the national over-the-counter market and quotes for such common stock are reported by the National Association of Securities Dealers, Inc. on its "pink sheets" under the symbol "WNCO." The range of high and low bid prices for each quarterly period during the two most recent fiscal years ended September 30, 1995 and 1994 are reported as follows:

          QUARTER ENDED                     HIGH    LOW
          -------------------              ------  ------
          December 30, 1993                $.0025  $.0025
          March 31, 1994                   $.0025  $.0025
          June 30, 1994                    $.0025  $.0025
          September 30, 1994               $.0025  $.0025

          December 30, 1994                $.0025  $.0025
          March 31, 1995                   $.0025  $.0025
          June 30, 1995                    $.0025  $.0025
          September 30, 1995               $.0025  $.0025

           The trading market for the Registrant's common stock is extremely sporadic and limited. The foregoing bid quotations represent the last known trading activity and/or inter-dealer quotations, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual trans actions.

           (b) SECURITY HOLDERS. The approximate number of security holders of record of the Registrant's no par value common stock as of September 30, 1995 was approximately 2,350.

           (c) DIVIDENDS. Holders of Common Stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's common stock and the Registrant has no present plans to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL INFORMATION.

         The following is a summary of selected financial data which the Registrant believes highlights its financial condition and results of operations.

                                 YEAR ENDED SEPTEMBER 30,
                                 ------------------------
                                    1995         1994
                                  --------     --------
Revenues                          $109,663     $119,358
                                  --------     --------
Net Earnings (Loss)               $(59,881)    $(57,423)
                                  --------     --------
Net Earnings (Loss)
  Per Common Share                $  --   *    $   --  *
                                  --------     --------
                                  --------     --------

Total Assets                      $393,944     $447,153
                                  --------     --------

Long-term Obligations                --            --
                                  --------     --------
                                  --------     --------
___________________
*  Less than one cent per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         LIQUIDITY AND CAPITAL RESOURCES. During the fiscal year ended September 30, 1995, the Registrant's working capital decreased from $214,333 at September 30, 1994, to $175,169 at September 30, 1995.

         The Registrant expects that its existing working capital and the funds generated from operations in fiscal 1996 will be sufficient to meet its anticipated 1996 activities. However, the Registrant intends to utilize funds for acquisition of properties. Therefore, the Registrant expects investment income to decrease significantly in fiscal 1996.

         The Registrant sold approximately 4,570 barrels of oil during fiscal year 1995. The Registrant had on hand, in tanks, approximately 1,170 barrels of saleable oil at September 30, 1995. All of the Registrant's production is hauled by the purchaser, rather than flowing through a pipeline. The Registrant expects income from production to remain stable through fiscal year 1996.

         The Registrant sold approximately 10,650 MCF of natural gas during the fiscal year ended September 30, 1995, as compared to 18,400 MCF during the fiscal year ended September 30, 1994.

         The Registrant intends to pursue participation in drilling prospects with industry partners. Such participation will be limited by available capital and evaluation of such prospects.

         RESULTS OF OPERATIONS - FISCAL YEAR ENDED SEPTEMBER 30, 1995. Oil and gas income decreased due to the natural production decline of the Registrant's wells but was offset by the increase in the sales price of oil and gas. Operating expenses increased due to repairs incurred in certain wells. A producing property was contributed to the Company by a major
Shareholder/Director.

         RESULTS OF OPERATIONS - FISCAL YEAR ENDED SEPTEMBER 30, 1994. Oil and gas income decreased due to the natural production decline of the Registrant's wells and the decrease in the sales price of oil and gas. Operating expenses decreased due to the resulting decline in production. For no consideration, the Company assigned its interest in two marginal oil wells to the operator and joint owner of the wells.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Part IV, Page F-1 of this Report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      IDENTIFICATION OF OFFICERS AND DIRECTORS. The following table sets forth the names and ages of all Officers and Directors of the Registrant, indicating all positions and offices with the Registrant held by each such person, and any periods during which he has served as such:

                                            ALL POSITIONS          PERIOD SERVED
                                           AND OFFICES HELD         AS DIRECTOR
   NAME AND ADDRESS            AGE       WITH THE REGISTRANT       OF REGISTRANT
   ----------------            ---       -------------------       -------------
L. W. Winkler, Jr.             76        President, Director,     June 21, 1979
775 Ivanhoe Street                       Treasurer and            to Present
Denver, Colorado  80220                  Chief Executive
                                         Officer

G. Allan Nelson                73        Secretary and            April 7, 1989
1776 Lincoln, #1002                      Director                 to Present
Denver, Colorado  80203

      The Registrant's Directors hold office until the next annual meeting of the Registrant's shareholders. There is no arrangement or understanding between any Director or nominee for Director of the Registrant and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for Director.

      The Registrant does not employ any person, other than the above-named Executive Officers, who make or are expected to make significant contributions to the business of the Registrant.

      There is no family relationship between any Director or Executive
Officer or person nominated or chosen by the Registrant to become a Director or Executive Officer.

      BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS.

      L. W. WINKLER, JR. Mr. Winkler has been the President, Treasurer,
Chief Executive Officer and Director of the Registrant since June 21, 1979. For the past five years, Mr. Winkler has been an independent oil producer.

      G. ALLAN NELSON. Mr. Nelson was appointed to the Board of Directors and elected Secretary of the Registrant on April 7, 1989. Mr. Nelson holds a degree in geology from the University of Texas. He has been a member of the American Association of Petroleum Geologists since 1948, and an active member since 1954. Mr. Nelson is also an active member of the Rocky Mountain Association of Geologists, the Wyoming Geological Association, and the East Anschutz Ranch Field Unit Arbitration Panel. Mr. Nelson is an independent consulting geologist.

      No Director holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

      COMMITTEES, MEETINGS OF THE BOARD OF DIRECTORS. The Registrant has no audit or compensation committees. The Registrant's Board of Directors held three (3) meetings during the fiscal year ended

September 30, 1995, at which time all of the then Directors were present or consented in writing to the actions taken at such meetings.

ITEM 11. EXECUTIVE COMPENSATION.

      The following table sets forth certain information regarding the compensation paid or accrued by the Company to or for the account of the Chief Executive Officer, and any other Executive Officer of the Company to earn in excess of $100,000, for services rendered in all capacities during the fiscal years ended September 30, 1995, 1994 and 1993:

                        SUMMARY COMPENSATION TABLE

                                                             LONG TERM COMPENSATION
                                                         ------------------------------
                         ANNUAL COMPENSATION                     AWARDS        PAY-OUTS
                 --------------------------------------  --------------------  --------
   (a)            (b)       (c)      (d)       (e)           (f)       (g)        (h)        (i)
                                               OTHER     RESTRICTED
NAME AND                                      ANNUAL        STOCK    OPTIONS/    LTIP     ALL OTHER
PRINCIPAL         YEAR    SALARY    BONUS  COMPENSATION    AWARD(S)    SARS    PAY-OUTS  COMPENSATION
POSITION           (1)      ($)      ($)      ($)(2)         ($)      (#)(2)      ($)        ($)
---------         ----    -------   -----  ------------  ----------  --------  --------  ------------
L. W. Winkler,    1995    $31,059     $0        $0           N/A        -0-       N/A         $
  President       1994    $31,155     $0        $0            -                               $
  and CEO         1993    $32,429     $0        $0            -                               $

(1) Periods presented are for the years ended September 30.

(2) Represents payments for insurance.


      BONUSES AND DEFERRED COMPENSATION. During the fiscal year ended
September 30, 1995, the Registrant paid no bonuses and deferred no compensation to the persons and group named in the preceding table.

      COMPENSATION PURSUANT TO PLANS. In December, 1982, the Board of Directors executed a Simplified Employee Pension - IRA Contribution Agreement. Under the terms of the agreement, the Registrant may contribute the lesser of $15,000 or 15% of each employee's salary. In fiscal 1995, the Registrant contributed $2,022 to the Registrant's assistant secretary/employee's IRA and $4,659 to an Officer and Director's IRA. The Registrant's contributions under this plan are determined annually by the Board of Directors.

      There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Registrant, or from a change in control of the Registrant.

      STOCK OPTION AND STOCK APPRECIATION RIGHT PLANS. No warrants or stock options have been granted to any director, officer or any other employee of the Registrant. However, such warrants and/or options may be granted in the future at the discretion of the Registrant's Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth as of September 30, 1995, information with respect to the ownership of the Registrant's no par value common stock by each person known by the Registrant to own beneficially more than 5% of the outstanding common stock, and by each of its officers and directors and by all officers and directors collectively as a group:

                                                 AMOUNT AND
                                                 NATURE OF
                        NAME AND ADDRESS OF      BENEFICIAL      PERCENT OF
TITLE OF CLASS           BENEFICIAL  OWNER       OWNERSHIP       CLASS (1)
--------------          -------------------      ------------    ----------
Common Stock,           L. W. Winkler, Jr.       7,049,300(2)      30.65%
No Par Value            775 Ivanhoe
                        Denver, CO  80220

Common Stock,           G. Allan Nelson              8,300(3)       0.04%
No Par Value            1776 Lincoln, #1002
                        Denver, CO 80203

Common Stock,           All Officers and         7,057,600         30.69%
No Par Value            Directors as a Group
                        (3 Persons)

___________________

(1) Based on 23,000,000 shares of common stock outstanding.

(2) Mr. Winkler owns of record 3,807,000 shares of the Registrant's common stock and owns 3,242,300 shares beneficially by virtue of his wife's ownership of said shares.

(3) Mr. Nelson has sole voting and investment power with respect to his shares.

      CHANGES IN CONTROL. The Registrant knows of no contractual arrangements, including any pledge by any person of securities, which may at a subsequent date result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      No Director or Officer of the Registrant, nominee for election as Director, any security holder who is known to the Registrant to own of record or beneficially more than 5% of any class of the Registrant's voting securities, or any relatives or spouse of any of the foregoing persons, or any member of the immediate family of any such persons, has had any transaction, or series of similar transactions, since the beginning of the Registrant's last fiscal year, or has any presently proposed transaction, or series of similar transactions, to which the Registrant was or is to be a party, in which the amount involved exceeds $60,000 and in which any of such persons had or will have any direct or indirect material interest.

      No director or executive officer of the Registrant, nominee for election as a director, any member of the immediate family of such persons, the corporation or organization (other than the Registrant or a majority-owned subsidiary of the Registrant) of which any of such persons is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities, or any trust or other estate in which any of such persons has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, has been indebted to the Registrant or its subsidiaries at any time since the beginning of the Registrant's last fiscal year in any amount. Any loan made to a Director and/or Officer of the Registrant must be approved by the Board of Directors. Any loan made to a Director must also be approved by a majority of the shareholders of the Registrant pursuant to the requirements of the Colorado Corporation Code.

      COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on the Company's review of the copies of such forms received by it during the fiscal year ended September 30, 1995, and written representations that no other reports were required, the Company believes that except as described below each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal years.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as part of this report:

                (1) FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:


          Page
          ----

          Reports of Independent Certified Public
          Accountants.........................................      F-1

          Balance Sheets - September 30, 1995 and 1994........      F-2

          Statements of Operations for the years
          ended September 30, 1995 and 1994...................      F-3

          Statements of Stockholders' Equity
          for the years ended September 30,
          1995 and 1994.......................................      F-4

          Statement of Cash Flows for the years
          ended September 30, 1995 and 1994...................      F-5

          Notes to Financial Statements.......................      F-6 - F-13

      All Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

          (3) EXHIBITS.  Reserve Reports prepared by McCartney Engineering, Inc.

      (B) REPORTS ON FORM 8-K. The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                 [LETTERHEAD]





                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANT


BOARD OF DIRECTORS AND STOCKHOLDERS
WINCO PETROLEUM CORPORATION

     We have audited the accompanying balance sheets of Winco Petroleum Corporation as of September 30, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's
management.   Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winco Petroleum Corporation as of September 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Lawrence E. Van Zetten, P.C.




Denver, Colorado
January 4, 1996

                         WINCO PETROLEUM CORPORATION
                                BALANCE SHEETS


                                     ASSETS

                                                            SEPTEMBER 30
                                                       ----------------------
                                                         1995           1994
                                                         ----           ----
CURRENT ASSETS:
   Cash and cash equivalents including
      certificates of deposit of $106,429
      in 1994                                          $  155,911    $ 204,041
   Accounts receivable                                     39,057       31,241
   Prepaid expenses and other                               6,559        7,018
                                                       ----------    ---------
      Total current assets                                201,527      242,300

Investment in oil and gas properties at cost
   (full cost method) net of accumulated
   depreciation, depletion and amortization of
   $965,046 and $944,335 in 1995 and 1994
   respectively (Notes 1A, 1B and 3)                      118,793      121,740

Well equipment inventory-at lower of cost
   or market (Note 1C)                                     59,993       68,318

Furniture, fixtures and vehicles-at cost net of
   accumulated depreciation of $20,567 and $19,403
   for 1995 and 1994 respectively (Note 1D)                 2,131        3,295
Other assets                                               11,500       11,500
                                                       ----------    ---------
                                                       $  393,944    $ 447,153
                                                       ----------    ---------
                                                       ----------    ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable -
     Trade                                             $    3,470    $   4,086
     Directors and shareholders                               482          682
   Accrued liabilities                                     22,406       23,199
                                                       ----------    ---------
     Total current liabilities                             26,358       27,967
                                                       ----------    ---------
Commitment (Note 5)

Stockholders' Equity:
   Common stock, no par value; 50,000,000 shares
     authorized; 23,000,000 shares issued and
     outstanding                                          173,000      173,000
   Additional paid-in capital                           1,249,320    1,241,039
   Deficit                                             (1,054,734)    (994,853)
                                                       ----------    ---------
     Total stockholders' equity                           367,586      419,186
                                                       ----------    ---------
                                                       $  393,944    $ 447,153
                                                       ----------    ---------
                                                       ----------    ---------

                      See Notes to Financial Statements

                         WINCO PETROLEUM CORPORATION
                          STATEMENTS OF OPERATIONS


                                                           YEARS ENDED
                                                           SEPTEMBER 30
                                                      ----------------------
                                                         1995           1994
                                                         ----           ----
REVENUES:
   Oil and gas sales (Note 3)                         $ 106,740      $ 111,845
   Investment income                                      5,130          4,465
   Other oil and gas income (loss)                       (2,207)         3,048
                                                       --------      ---------
                                                        109,663        119,358
                                                       --------      ---------

COSTS AND EXPENSES:
   Lease operating, including production
     taxes (Note 3)                                      79,438         76,673
   Depreciation, depletion and amortization
     (Notes 1A and 1D)                                   21,876         17,900
   General and administrative (Note 5)                   68,193         74,256
   Write-down of well equipment inventory (Note  1C)         37          7,952
                                                       --------      ---------
                                                        169,544        176,781
                                                       --------      ---------

     Loss before income taxes                           (59,881)       (57,423)

Income tax expense (benefit) (Notes 1F and 4)                 -              -
                                                       --------      ---------

     Net loss                                          $(59,881)     $ (57,423)
                                                       --------      ---------

Net earnings (loss) per common share (Note 1G)         $     (-)     $      (-)
                                                       --------      ---------
                                                       --------      ---------



                      See Notes to Financial Statements

                          WINCO PETROLEUM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994

                                COMMON                 ADDITIONAL
                                 STOCK      COMMON      PAID-IN
                                ISSUED      STOCK       CAPITAL       DEFICIT
                                ------      ------    ----------      -------
Balance - October 1, 1993      23,000,000  $173,000   $1,241,039    $  (937,430)

      Net loss                       --        --           --          (57,423)
                               ----------  --------   ----------    -----------

Balance - September 30, 1994   23,000,000   173,000    1,241,039       (994,853)
   Contributions (Note 7)                                  8,281
      Net loss                       --        --           --          (59,881)
                               ----------  --------   ----------    -----------

Balance - September 30, 1995   23,000,000  $173,000   $1,249,320    $(1,054,734)
                               ----------  --------   ----------    -----------
                               ----------  --------   ----------    -----------









                          See Notes to Financial Statements

                          WINCO PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED
                                                               SEPTEMBER 30
                                                           --------------------
                                                           1995            1994
                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $ (59,881)     $ (57,423)
   Adjustments to reconcile net loss to net cash
      used in operating activities -
            Depreciation, depletion and amortization        21,876         17,900
            Write-down of well equipment inventory              37          7,952
            Loss on sale of well equipment inventory         2,206
            Change in current assets and current
             liabilities -
              Accounts receivable                           (7,816)        24,177
              Prepaid expenses                                 459           (443)
              Accounts payable                                (816)        (7,348)
              Accrued expenses                                (793)           787
                                                         ---------      ---------
                Net cash (used for) operating activities   (44,728)       (14,398)
                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in oil and gas properties and office
    equipment                                               (9,484)        (7,474)
   Proceeds from sale of inventory                           6,082
                                                         ---------      ---------
      Net cash provided from (used for)
       investing activities                                 (3,402)        (7,474)
                                                         ---------      ---------

Net (decrease) in cash and cash equivalents                (48,130)       (21,872)

Cash and cash equivalents at beginning of year             204,041        225,913
                                                         ---------      ---------

Cash  and  cash equivalents at end of year                $155,911       $204,041
                                                         ---------      ---------
                                                         ---------      ---------
Supplemental schedule of noncash operating and
   investing activities:

   Contribution, by stockholder, of oil and gas
          property                                        $  8,281       $    --
                                                         ---------      ---------
                                                         ---------      ---------

   There were no payments of interest or income taxes during 1995 or 1994 fiscal years.

Disclosure of accounting policy:
   For purposes of reporting cash flows, cash and cash equivalents include cash, short-term cash investments and certificates of deposit with a maturity of less than 90 days at the date of purchase.



                       See Notes to Financial Statements

                          WINCO PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS -

         The Company, incorporated on June 21, 1979, is engaged in the business of acquiring and developing interests in domestic oil and gas properties, primarily in southeastern Wyoming.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

         A. OIL AND GAS PROPERTIES

         The Company follows the "full-cost" method of accounting for oil and gas properties. Under this method, all costs associated with property acquisition, exploration and development activities are capitalized in one cost center, including internal costs that can be identified with those activities. No gains or losses are recognized on the sale or abandonment of oil and gas properties, unless it involves the disposition of significant reserves.

         Depreciation, depletion and amortization of the full-cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion, depreciation and amortization provision is made if the total capitalized costs of oil and gas properties in the cost center exceed the "capitalization ceiling" which is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to such cost center plus (2) the carrying value of the cost center's unproved properties.

         At September 30, 1995, and 1994, the total capitalized cost of oil and gas properties did not exceed the capitalization ceiling. Therefore, no additional depletion, depreciation and amortization provision was made for fiscal 1995 or 1994.

         Based on independent engineer's estimates for fiscal 1995 and 1994, the provision for depreciation, depletion and amortization on a per equivalent barrel basis during fiscal 1995 and 1994 was approximately $2.73 and $1.79, respectively.

         B. UNDEVELOPED OIL AND GAS PROPERTIES

         Undeveloped oil and gas leases represent leasehold and other costs of acquiring leases. Leases are stated at the lower of cost or market using the specific identification method.

         C. WELL EQUIPMENT INVENTORY

         Well equipment inventory used by the Company is transferred to the full-cost pool at its carrying value. The inventory is stated at the lower of cost or market using the first-in, first-out method.

         D. FURNITURE, FIXTURES AND VEHICLES

         Furniture, fixtures and vehicles are depreciated using accelerated methods over estimated useful lives ranging from three to seven years.

                          WINCO PETROLEUM CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES, continued -

         E.  RETIREMENT BENEFITS

         The Company has no plans in effect to provide post-retirement benefits, other than as described in Note 5.

         F.  INCOME TAXES

         The Company provides deferred income taxes for intangible drilling and developmental costs and other costs incurred that enter into the determination of taxable income and accounting income in different periods when applicable. The excess of statutory depletion over cost depletion for income tax purposes will be recognized as a permanent difference in the period in which the excess occurs.

         G.  EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share is computed utilizing the weighted average number (23,000,000) of common shares outstanding.

NOTE 2.  INVESTMENTS:

         As of September 30, 1995 and 1994, cost of noncurrent marketable securities, adjusted for permanent declines in value, was $1,000.
         There was no allowance for unrealized temporary losses on noncurrent marketable equity securities as adjusted cost approximated or was lower than estimated market value at September 30, 1994 and 1995.

NOTE 3.  OIL AND GAS ACTIVITIES:

         Oil and gas operations -

         Information relating to the Company's oil and gas operations, including costs incurred in such, is summarized below:

                                                       YEARS ENDED
                                                       SEPTEMBER 30
                                                    ------------------
                                                     1995       1994
                                                    -------    -------
         Capitalized costs -
           Property acquisition costs               $ 8,281    $    -
           Exploration costs                          9,484      7,251
           Recovery of costs/transfer to well
            equipment inventory                          -          -
                                                    -------    -------
                                                     17,765      7,251
                                                    -------    -------
         Production costs -
           Lease operating costs                     65,162     62,434
           Production and transportation taxes       12,865     12,665
           Ad Valorem taxes                           1,411      1,574
                                                    -------    -------
                                                     79,438     76,673
                                                    -------    -------
                                                    $97,203    $83,924
                                                    -------    -------
                                                    -------    -------

         Net revenues from production (oil and gas sales less production costs) were $27,302 in 1995 and $35,172 in 1994.

                          WINCO PETROLEUM CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 3.  OIL AND GAS ACTIVITIES, continued:

         Capitalized costs -

         Capitalized costs associated with oil and gas producing activities and related accumulated depreciation, depletion and amortization are as follows:

                                                      SEPTEMBER 30
                                                -------------------------
                                                   1995           1994
                                                ----------     ----------
              Proved properties                 $1,083,839     $1,066,075
              Unproved properties                      -              -
                                                ----------     ----------
                                                 1,083,839      1,066,075
                                                ----------     ----------
              Accumulated depreciation,
               depletion and amortization          231,052        210,341
              Additional accumulated
               depreciation, depletion
               and amortization -
               "capitalization ceiling"            733,994        733,994
                                                ----------     ----------
                                                   965,046        944,335
                                                ----------     ----------
              Net capitalized costs             $  118,793     $  121,740
                                                ----------     ----------
                                                ----------     ----------

         Major customers -

         The Company's oil and gas sales consisted of sales to unaffiliated purchasers primarily as follows:

                                                   YEARS ENDED
                                                   SEPTEMBER 30
                                               -------------------
                 PURCHASER                      1995        1994
                 ---------                     -------    --------
                   A                           $62,983    $ 69,854
                   B                            14,877      39,691
                                               -------    --------
                                               $79,860    $109,545
                                               -------    --------
                                               -------    --------
                % to total oil and gas sales     69.19%       97.9%
                                               -------    --------
                                               -------    --------

                          WINCO PETROLEUM CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  INCOME TAXES:

         Effective October 1,1993, the Company changed its method of accounting for income taxes to conform to the requirements of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under the provisions of FASB 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effects of future changes in tax laws or rates have not been anticipated. There was no cumulative effect in applying the new method retroactively.

         The net deferred tax assets (liabilities) include the following components.

                                                        1995         1994
                                                      --------     --------
         Deferred tax liabilities -
           Depletion, depreciation and amortization   $ (7,300)    $ (7,300)
                                                      --------     --------
         Deferred tax assets -
           Adjustment to value of well equipment
            inventory                                   17,700       17,700
           Net operating loss carryforward             272,200      272,000
                                                      --------     --------
                                                       289,900      289,700
                                                      --------     --------
         Net deferred tax asset                        282,600      282,400
         Valuation allowance                           282,600      282,400
                                                      --------     --------
         Net deferred tax asset (liability)           $      0     $      0
                                                      --------     --------
                                                      --------     --------


         The Company has investment tax credit carryforwards of $8,666 for both financial reporting and income tax purposes at September 30, 1995 which expire in varying amounts from 1996 through 1999.

         In addition, the Company has a capital loss carryover of approximately $17,700 which expires in 2007.

         The Company has net operating loss carryforwards for financial reporting and income tax purposes at September 30, 1995 as follows:

                                                             INCOME TAX
                                                      -----------------------
             YEAR NET OPERATING LOSS   FINANCIAL                  ALTERNATIVE
              CARRYFORWARD  EXPIRES    REPORTING       REGULAR      MINIMUM
             -----------------------   ----------     --------    -----------
                      1997             $       -      $174,000      $174,000
                      1998                 21,000       23,000        23,000
                      2000                167,000       53,000        53,000
                      2001                380,000       89,000        89,000
                      2002                 59,000       64,000        64,000
                      2003                 56,000      115,000        86,000
                      2004                 94,000      106,000       100,000
                      2005                 19,000           -             -
                      2006                 54,000       18,000        16,000
                      2007                 28,000       35,000        35,000
                      2008                 59,000       58,000        58,000
                      2009                 57,000       68,000        68,000
                      2010                 60,000       61,000        61,000
                                       ----------     --------      --------
                                       $1,054,000     $864,000      $827,000
                                       ----------     --------      --------
                                       ----------     --------      --------

                          WINCO PETROLEUM CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



NOTE 5.  RETIREMENT PLAN:

         In December, 1982, the Board of Directors executed a Simplified Employee Pension - IRA Contribution Agreement. Under the terms of the agreement, the Company may contribute the lesser of $15,000 or 15% of each employee's salary. In fiscal 1995 and 1994, the Company contributed $6,681 and $6,737, respectively, to the plan. The Company's contributions under this plan are determined annually by the Board of Directors.

NOTE 6.  OFF BALANCE SHEET RISK:

         The Company's future production revenues, development costs and production expenses are dependent on economic and operating conditions, such as pricing and production taxes, which are not within the Company's control. At December 31, 1995, the price of crude oil was approximately $18.75 per Bbl. versus $16.75 at September 30, 1995.

    UNAUDITED OIL AND GAS RESERVE INFORMATION:

         The reserve estimates presented as of September 30, 1995 and 1994 were prepared by independent petroleum consultants. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

         Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

         Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

NOTE 7.  ADDITIONAL PAID-IN CAPITAL:

         During the year a major shareholder/director/officer contributed a producing well to the Company. The property has been valued at the year-end discounted value times the estimated reserves at the time of the transfer.

                            WINCO PETROLEUM CORPORATION
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)



NOTE 8.  UNAUDITED OIL AND GAS RESERVE INFORMATION, continued:

         Net quantities of proved reserves and proved developed reserves of crude oil (including condensate) and natural gas (all of which are located within the United States) are as follows:


                          RESERVE QUANTITY INFORMATION
               For the years ended September 30, 1994 and 1995

                                                     OIL (BBLS)      GAS (MCF)
                                                     ----------      ---------
            PROVED RESERVES
             Estimated quantity, October 1, 1993       47,900         147,500

                Revisions of previous estimates           200          26,800

                Production                             (6,200)        (18,400)
                                                       ------         -------

             Estimated quantity, September 30, 1994    41,900         155,900

                Proved reserves donated                 2,200

                Revisions of previous estimates        (1,700)        (67,700)

                Production                             (5,600)        (11,700)
                                                       ------         -------

             Estimated quantity, September 30, 1995    36,800          76,500
                                                       ------         -------
                                                       ------         -------

                                                    PROVED RESERVES
                                           DEVELOPED   UNDEVELOPED     TOTAL
                                           ---------   -----------     -----
             Oil (Bbls)
                September 30, 1994           41,900         -          41,900
                September 30, 1995           36,800         -          36,800
             Gas (Mcf)
                September 30, 1994          155,900         -         155,900
                September 30, 1995           76,500         -          76,500

                          WINCO PETROLEUM CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  UNAUDITED OIL AND GAS RESERVE INFORMATION, continued:

              The following table sets forth a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carryforwards, reduced by investment tax credits. Discounting the annual net cash inflows at 10% illustrates the impact of the time value of money on these future cash inflows.

                       STANDARDIZED MEASURE OF DISCOUNTED
                       FUTURE NET CASH FLOWS AND CHANGES
                THEREIN RELATING TO PROVED OIL AND GAS RESERVES
                                AT SEPTEMBER 30,

                                                         1995           1994
                                                         ----           ----
            Future cash inflows                       $ 706,800      $ 935,600
            Future production and development costs    (432,200)      (542,200)
            Future income tax expenses                       -              -
                                                      ---------      ---------
            Future net cash flows                       274,600        393,400
            10% annual discount for estimated
              timing of cash flows                      (89,000)      (129,600)
                                                      ---------      ---------
            Standardized measure of
              discounted future net cash flows        $ 185,600      $ 263,800
                                                      ---------      ---------
                                                      ---------      ---------

         Following are the principal sources of change in the standardized measure of discounted future net cash flows during the years ended September 30:

                                                         1995           1994
                                                         ----           ----
            Standardized measure of discounted
              future net cash flows, beginning        $ 263,800      $ 303,300
                                                      ---------      ---------
            Sales and transfers of oil and gas
              produced, net of production costs         (28,100)       (35,700)
            Net changes in prices and production
              costs                                      79,400         21,300
            Sales of minerals in place                       -              -
            Acquisition of reserves                       8,800             -
            Development costs incurred during the
             period and change in estimated
             future development costs                        -              -
            Revisions of previous quantity estimates   (164,700)       (38,300)
            Accretion of discount                        26,400         13,200
            Net change in income taxes                       -              -
                                                      ---------      ---------
                                                        (78,200)       (39,500)
                                                      ---------      ---------
           Standardized measure of discounted
             future net cash flows, ending            $ 185,600      $ 263,800
                                                      ---------      ---------
                                                      ---------      ---------

                          WINCO PETROLEUM CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 8.  UNAUDITED OIL AND GAS RESERVE INFORMATION, continued:

                       ESTIMATED FUTURE NET REVENUES FROM
                         PROVED RESERVES OF OIL AND GAS
                   (Based on current prices and current cost)

                FISCAL                        PROVED         TOTAL
              YEAR ENDING                   DEVELOPED       PROVED
             SEPTEMBER 30                    RESERVES      RESERVES
             ------------                   ---------      --------
                1996                         $ 47,000      $ 47,000
                1997                           39,600        39,600
                1998                           33,500        33,500
                Remainder                     154,500       154,500
                                             --------      --------
                                             $274,600      $274,600
                                             --------      --------
                                             --------      --------

                     PRESENT VALUE OF FUTURE NET CASH FLOWS
                 OF PROVED RESERVES DISCOUNTED AT 10% PER YEAR

                                                    SEPTEMBER 30
                                                 1995           1994
                                               --------       --------
             Proved developed                  $185,600       $263,800
             Proved undeveloped                      -              -
                                               --------       --------
                Total proved                   $185,600       $263,800
                                               --------       --------
                                               --------       --------

McCartney Engineering, Inc.
Consulting Petroleum Engineers
______________________________________________________________________________
1888 Sherman Street, Suite 760 Denver, CO 80203 (303) 830-7208 Fax(303)830-7004


                             January 17, 1996

Mr. L.W. Winkler, Jr.
President
1645 Court Place, Suite 312
Denver, Colorado 80202

                             Re:  Property Evaluation

Dear Mr. Winkler:

Pursuant to your request, we have estimated the remaining reserves and future net revenue for certain developed oil properties owned by Winco Petroleum Corporation. The effective date of this study is September 30, 1995. Results are summarized below:

                      Net Remaining Reserves    Estimated Future Net Revenue
                     As of September 30, 1995                  Discounted at
   Reserve Category  Oil (BBL)      Gas (MCF)   Undiscounted    10 Percent
   ---------------   ---------      ---------   ------------    ----------
   Proved Producing   36,766         76,467       274,552          185,488


Table #1 is a tabulation by lease of the working and net revenue interests, gross and net reserves, and projected discounted net revenues of the individual leases. Table #2 is a cash flow summary reflecting the estimated remaining reserves and revenue of the Winco Petroleum Corporation properties. Also included in the report are cash flow projections and performance curves for the individual leases.

SOURCE OF DATA

Lease names, locations, completion data, performance history, and logs were supplied by Winco Petroleum Corporation for use in this study. Working interests and net revenue interests were supplied by Winco personnel, as were historic oil prices and lease operating expenses. This data was accepted by McCartney Engineering, Inc. as presented. McCartney Engineering, Inc. reserves the right to revise the associated reserve and economic projections if future information indicates discrepancies in the data provided. No independent well tests or property inspections were made in conjunction with this study.

Mr. L.W. Winkler
January 17, 1996
Page 2

RESERVE CATEGORY

The reserves included in this report are classified in the proved developed producing category. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Proved developed producing reserves are those which are expected to be produced from existing completion intervals now open for production in existing wells.

METHOD OF ASSIGNING RESERVES

Reserves were determined through the application of evaluation methods generally accepted in the oil and gas industry. Sufficient production history was available to estimate remaining reserves from an extrapolation of past performance.

OIL AND GAS PRICES

A crude price of $16.50/BBL was used on all leases. This was the posted price in effect on September 30, 1995, plus a bonus of $1.25/BBL. The gas prices used in the evaluation were based on the average price received in the previous fiscal year. No increases or decreases in future sales prices were considered in these cash flow projections.

EXPENSES

The estimated future operating costs were based on historic expense data supplied by Winco Petroleum Corporation. No provisions were made for increases or decreases in future operating expenses. Applicable severance, ad valorem, and production taxes were considered in the cash flow projections. No deductions were made for general or corporate overhead, depletion, depreciation, or any other indirect costs. The estimated net income is before state and federal income tax and does not consider any encumbrances against the properties, if such exist. The value of salvageable equipment has not been included in this evaluation.

GENERAL

The accuracy of any reserve estimate, especially when based on volumetric analysis or limited production history, is a function of available data and of engineering and geological interpretation and judgment. While the reserve estimates used herein are believed reasonable, they should be accepted with the understanding that subsequent reservoir performance, changes in pricing structure, or market demand may justify their revision. Reserve estimates based on volumetric analysis and reserves assigned to behind pipe intervals are inherently less reliable than those based on a lengthy production history.

Mr. L.W. Winkler
January 17, 1996
Page 3

In our opinion, the above reserve and revenue estimates fairly and approximately present the proved reserves of Winco Petroleum Corporation with respect to definitions, assumptions, and methodology described above.

We appreciate the opportunity to provide you with this study. All related data is in our file and is available for your review.

                                       Very truly yours,

                                       McCartney Engineering, Inc.

                                       /s/ JACK A McCARTNEY

                                       Jack A McCartney

                                       President

JAM/ldm

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WINCO PETROLEUM CORPORATION



Dated:  January   , 1996                     By ______________________________
                                                L. W. Winkler, Jr., President


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                      TITLE                   DATE
          ---------                      -----                   ----



_______________________              President,  Chief        January  , 1996
L. W. Winkler, Jr.                   Executive Officer,
                                     Treasurer (Principal
                                     Financial and Ac-
                                     counting Officer)
                                     and Director


_______________________              Secretary and            January  , 1996
G. Allan Nelson                      Director