Form 10-Q
period 1995-12-31
WINCO PETROLEUM CORP
filed 1996-04-18
CIK 313968

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                    FORM 10Q

                QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended - December 31, 1995

                                     0-9295
                             ----------------------
                             Commission File Number

                           WINCO PETROLEUM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                  84-0794604
- -------------------------------          ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification number)
incorporation of organization


   1645 COURT PLACE, SUITE 312
          DENVER, COLORADO                                    80202
- ---------------------------------------                     ---------
(Address of principal executive offices)                    (Zip Code)


                                 (303) 623-9095
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



- --------------------------------------------------------------------------------
 (Former name, former address, former fiscal year if change since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X   Yes                                     No
          -----                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class:  Common Stock, No par value

Outstanding as of December 31, 1995:  23,000,000

                            WINCO PETROLEUM CORPORATION
                              CONDENSED BALANCE SHEET


                                                           DECEMBER 31, 1995       SEPTEMBER 30, 1995
                                                              (UNAUDITED)               (AUDITED)
                                                           -----------------       ------------------
ASSETS

CURRENT ASSETS:
   Cash and short-term cash investments                       $   148,992              $   155,911
   Notes and accounts receivable                                   33,108                   39,057
   Prepaid expenses and other                                       5,817                    6,559
                                                              -----------              -----------
     TOTAL CURRENT ASSETS                                     $   187,917              $   201,527

INVESTMENTS IN OIL AND GAS PROPERTIES
 AT COST, NET (Using the full cost method
 of accounting)                                                   117,639                  118,793

WELL EQUIPMENT INVENTORY AT LOWER
 OF COST OR MARKET                                                 59,993                   59,993

FURNITURE, FIXTURES AND VEHICLES
 AT COST, Net of allowances for depreciation                        1,840                    2,131

OTHER ASSETS                                                        9,000                   11,500
                                                              -----------              -----------
                                                              $   376,389              $   393,944
                                                              -----------              -----------
                                                              -----------              -----------

LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable to stockholders and directors             $       257              $       482
   Accounts payable and accrued liabilities                        17,823                   25,876
                                                              -----------              -----------
     TOTAL CURRENT LIABILITIES                                $    18,080              $    26,358
                                                              -----------              -----------

STOCKHOLDERS' INVESTMENT
   Common stock, no par value; 50,000,000 shares
     authorized; 23,000,000 shares issued and
     outstanding                                                  173,000                  173,000
   Additional paid in capital                                   1,249,320                1,249,320
   Accumulated deficit                                         (1,064,011)              (1,054,734)
                                                             ------------              -----------
     TOTAL STOCKHOLDERS' EQUITY                               $   358,309              $   367,586
                                                             ------------              -----------

                                                              $   376,389              $   393,944
                                                              -----------              -----------
                                                              -----------              -----------


                            WINCO PETROLEUM CORPORATION
                          CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                   1995                   1994
                                                                -----------            -----------
REVENUES:
   Oil and gas sales                                            $    26,483            $    25,787
   Interest income                                                    1,214                  1,159
                                                                -----------            -----------
                                                                $    27,697            $    26,946

EXPENSES:
   Lease operating expenses                                          20,664                 22,915
   General and administrative                                        12,979                 16,291
   Depreciation, depletion and amortization                           3,330                    895
                                                                -----------            -----------
                                                                $    36,973            $    40,101

Loss before income tax                                               (9,276)               (13,155)

Income tax expense (benefits)                                   $        --            $        --
                                                                -----------            -----------

NET LOSS:                                                       $    (9,276)           $   (13,155)
                                                                -----------            -----------
                                                                -----------            -----------
NET LOSS PER COMMON SHARE:
   Primary and fully diluted                                    $        --            $        --
                                                                -----------            -----------
                                                                -----------            -----------

WEIGHTED AVERAGE SHARES OUTSTANDING:                             23,000,000             23,000,000
                                                                -----------            -----------
                                                                -----------            -----------


                          WINCO PETROLEUM CORPORATION
                             STATEMENT OF CASH FLOW

                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                   1995                   1994
                                                                -----------            -----------

Cash flows from operating activities
   Net loss                                                     $    (9,276)           $   (13,155)

Adjustment to reconcile net loss to net cash used
 in operating activities:
   Depreciation, depletion and amortization                           3,550                  1,136
   Changes in current assets and current
    liabilities:
     Accounts receivable                                              5,949                 (7,077)
     Prepaid and other expenses                                         742                    894
     Accounts payable                                                (8,278)                 3,758
                                                                -----------            -----------

   Net cash used in operating activities                             (7,313)               (14,444)

Cash flows from investing activities:
   Investment in oil and gas properties                                 394                  1,399
                                                                -----------            -----------

     NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                                       (6,919)               (13,045)

Cash and cash equivalents at beginning of the period                155,911                204,041
                                                                -----------            -----------

Cash and cash equivalents at end of the period                  $   148,992            $   190,996
                                                                -----------            -----------
                                                                -----------            -----------


                          WINCO PETROLEUM CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


CONDENSED FINANCIAL STATEMENTS

1. The accompanying, unaudited, condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all principles for completed financial statements.

     In the opinion of Winco Petroleum Corporation the accompanying unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of December 31, 1995 and the results of operations and changes in financial position for the three months then ended. Operating results for the three months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1995.

INVESTMENTS IN OIL AND GAS PROPERTIES

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. A provision of $3,330 was made for the three months ended December 31, 1995. Reserve for depreciation and depletion was $968,376 and $965,046 on December 31, 1995 and September 30, 1995 respectively.

EARNINGS PER SHARE

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended December 31, 1995 and 1994. The weighted average shares outstanding for the period ending December 31, 1995 and 1994 was 23,000,000 shares.

                          WINCO PETROLEUM CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended December 31, 1995 the Company's working capital decreased $5,332. Working capital decreased due to decrease in oil sales. The Company's working capital at December 31, 1995 was $169,837.

     The Company intends to utilize funds to purchase producing properties. The Company also intends to participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1995

     During the three months ended December 31, 1995 oil and gas sales decreased approximately $18,750 from the comparable period in 1994 due to oil on hand at end of period, holding for increase in price.

     Interest income increased from the comparable period in 1994 due to low interest rates, and less cash available for investment.

     Due to net operating loss carry forward and the tax credits available for financial reporting and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

     General and administrative expense was decreased from the comparable quarter in 1994.

                           WINCO PETROLEUM CORPORATION

PART II

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WINCO PETROLEUM CORPORATION




                                   --------------------------------------------
                                   L. W. Winkler, Jr.
                                   President

Dated: --------------------------