Form 10-Q
period 1996-03-31
WINCO PETROLEUM CORP
filed 1996-07-03
CIK 313968

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C.  20549

                                   FORM 10Q

                QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended - March 31, 1996

                                      0-9295
                              ----------------------
                              Commission File Number

                            WINCO PETROLEUM CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


              Colorado                                  84-0794604
- ------------------------------------    ---------------------------------------
   (State of other jurisdiction of      (I.R.S. Employer Identification number)
    incorporation of organization


   1645 Court Place, Suite 312
          Denver, Colorado                                80202
- ----------------------------------------   ---------------------------------
(Address of principal executive offices)                (Zip Code)


                               (303) 623-9095
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



- -----------------------------------------------------------------------------
(Former name, former address, former fiscal year if change since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X   Yes                                       No
         ------                                    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class:  Common Stock, No par value

Outstanding as of March 31, 1996:  23,000,000

                    WINCO PETROLEUM CORPORATION
                      CONDENSED BALANCE SHEET



                                        MARCH 31, 1996     SEPTEMBER 30, 1995
                                         (UNAUDITED)           (AUDITED)
                                        --------------     ------------------

ASSETS

CURRENT ASSETS:
 Cash and short-term cash investments    $   143,317         $   155,911
 Notes and accounts receivable                25,244              39,057
 Prepaid expenses and other                    5,080               6,559
                                         -----------         -----------
   TOTAL CURRENT ASSETS                  $   173,641         $   201,527

INVESTMENTS IN OIL AND GAS PROPERTIES
 AT COST, NET (Using the full cost
 method of accounting)                       113,769             118,793

WELL EQUIPMENT INVENTORY AT LOWER
 OF COST OR MARKET                            59,993              59,993

FURNITURE, FIXTURES AND VEHICLES
 AT COST, Net of allowances for
  depreciation                                 1,840               2,131

OTHER ASSETS                                   9,000              11,500
                                         -----------         -----------
                                         $   358,243         $   393,944
                                         -----------         -----------
                                         -----------         -----------

LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Accounts payable to stockholders and
  directors                              $       332         $       482
 Accounts payable and accrued
  liabilities                                 19,050              25,876
                                         -----------         -----------
   TOTAL CURRENT LIABILITIES             $    19,382         $    26,358
                                         -----------         -----------

STOCKHOLDERS' INVESTMENT
 Common stock, no par value; 50,000,000
  shares authorized; 23,000,000 shares
  issued and outstanding                     173,000             173,000
 Additional paid in capital                1,249,320           1,249,320
 Accumulated deficit                      (1,083,459)         (1,054,734)
                                         -----------         -----------
   TOTAL STOCKHOLDERS' EQUITY            $   338,861         $   367,586
                                         -----------         -----------

                                         $   358,243         $   393,944
                                         -----------         -----------
                                         -----------         -----------

                        WINCO PETROLEUM CORPORATION
                      CONDENSED STATEMENT OF EARNINGS
                                 (UNAUDITED)



                                           THREE MONTHS ENDED MARCH 31,
                                              1996             1995
                                           -----------     ------------
REVENUES:
 Oil and gas sales                         $    20,541      $    27,851
 Interest income                                 1,109            1,264
                                           -----------      -----------
                                           $    21,650      $    29,115

EXPENSES:
 Lease operating expenses                       13,534           13,974
 General and administrative                     21,797           15,347
 Depreciation, depletion and amortization        5,768            1,782
                                           -----------      -----------
                                           $    41,099      $    31,103

Loss before income tax                         (19,449)          (1,988)

Income tax expense (benefits)              $        --      $        --
                                           -----------      -----------

NET LOSS:                                  $   (19,449)     $    (1,988)
                                           -----------      -----------
                                           -----------      -----------

NET LOSS PER COMMON SHARE:
 Primary and fully diluted                 $        --      $        --
                                           -----------      -----------
                                           -----------      -----------

WEIGHTED AVERAGE SHARES OUTSTANDING:        23,000,000       23,000,000
                                           -----------      -----------
                                           -----------      -----------

                         WINCO PETROLEUM CORPORATION
                           STATEMENT OF CASH FLOW



                                           THREE MONTHS ENDED MARCH 31,
                                               1996            1995
                                           -----------     -----------
Cash flows from operating activities
 Net loss                                    $(28,725)      $(15,143)

Adjustment to reconcile net loss to net
 cash used in operating activities:
 Depreciation, depletion and amortization       9,098          2,677
 Changes in current assets and current
  liabilities:
   Accounts receivable                         13,813             78
   Prepaid and other expenses                  (1,479)        (1,686)
   Accounts payable                            (6,976)       (12,186)
                                             --------       --------

 Net cash used in operating activities        (14,269)       (26,260)

Cash flows from investing activities:
 Investment in oil and gas properties           1,675          4,521
                                             --------       --------

   NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                  (12,594)       (21,739)

Cash and cash equivalents at beginning
 of the period                                155,911        204,041
                                             --------       --------

Cash and cash equivalents at end of
 the period                                  $143,317       $182,302
                                             --------       --------
                                             --------       --------

                        WINCO PETROLEUM CORPORATION
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

CONDENSED FINANCIAL STATEMENTS

1. The accompanying, unaudited, condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all principles for completed financial statements.

     In the opinion of Winco Petroleum Corporation the accompanying unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and changes in financial position for the three months then ended. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1995.

INVESTMENTS IN OIL AND GAS PROPERTIES

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. A provision of $5,177 was made for the three months ended March 31, 1996. Reserve for depreciation and depletion was $974,144 and $965,046 on March 31, 1996 and September 30, 1995 respectively.

EARNINGS PER SHARE

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended March 31, 1996 and 1995. The weighted average shares outstanding for the period ending March 31, 1996 and 1995 was 23,000,000 shares.

                           WINCO PETROLEUM CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1996 the Company's working capital decreased $15,578. Working capital decreased due to decrease in oil sales. The Company's working capital at March 31, 1996 was $154,259.

     The Company intends to utilize funds to purchase producing properties. The Company also intends to participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

     During the three months ended March 31, 1996 oil and gas sales decreased approximately $7,000 from the comparable period in 1995 due to oil on hand at end of period, holding for increase in price.

     Interest income remained comparable.

     Due to net operating loss carry forward and the tax credits available for financial reporting and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

     General and administrative expense was decreased from the comparable quarter in 1995 due to audit expense paid in this period.

                         WINCO PETROLEUM CORPORATION

PART II

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

          None.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WINCO PETROLEUM CORPORATION


                                   /s/  L. W. Winkler, Jr.
                                   ------------------------------------------
                                   L. W. Winkler, Jr.
                                   President

Dated:
       --------------------------