Form 10-Q
period 1996-06-30
WINCO PETROLEUM CORP
filed 1996-07-25
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C.  20549

                                  FORM 10Q

              QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended - June 30, 1996

                                   0-9295
                           -----------------------
                           Commission File Number

                         WINCO PETROLEUM CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


        Colorado                                               84-0794604
 ------------------------------                         ---------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation of organization                           Identification number)


   1645 Court Place, Suite 312
          Denver, Colorado                                          80202
- ---------------------------------------                        --------------
(Address of principal executive offices)                          (Zip Code)


                               (303) 623-9095
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


      ----------------------------------------------------------------
    (Former name, former address, former fiscal year if change since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X   Yes                                     No
          -----                                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class:  Common Stock, No par value

Outstanding as of June 30, 1996:  23,000,000

________________________________________________________________________

                         WINCO PETROLEUM CORPORATION
                           CONDENSED BALANCE SHEET



                                     June 30, 1996   September 30, 1995
                                      (Unaudited)         (Audited)
                                    ------------        ------------

ASSETS

CURRENT ASSETS:
  Cash and short-term
   cash investments                 $   118,531         $   155,911
  Notes and accounts
   receivable                            66,881              39,057
  Prepaid expenses and other              4,650               6,559
                                    -----------         -----------
    Total Current Assets            $   190,062         $   201,527

INVESTMENTS IN OIL AND GAS
  PROPERTIES AT COST, NET
  (Using the full cost method
   of accounting)                       104,136             118,793

WELL EQUIPMENT INVENTORY AT
 LOWER OF COST OR MARKET                 59,993              59,993

FURNITURE, FIXTURES AND
  VEHICLES AT COST, Net of
  allowances for depreciation             1,549               2,131

OTHER ASSETS                              9,000              11,500
                                    -----------         -----------

                                    $   364,740         $   393,944
                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable to
  stockholders and directors        $        75         $       482
  Accounts payable and
  accrued liabilities                    38,372              25,876
                                    -----------         -----------
    Total Current Liabilities       $    38,447         $    26,358
                                    -----------         -----------

STOCKHOLDERS' INVESTMENT
  Common stock, no par value;
    50,000,000 shares authorized;
    23,000,000 shares issued and
    outstanding                         173,000             173,000
  Additional paid in capital          1,249,320           1,249,320
  Accumulated deficit                (1,096,027)         (1,054,734)
                                    -----------         -----------
    Total Stockholders' Equity      $   326,293         $   367,586
                                    -----------         -----------

                                    $   364,740         $   393,944
                                    ===========         ===========


                                      -2-
___________________________________________________________________________

                         WINCO PETROLEUM CORPORATION
                       CONDENSED STATEMENT OF EARNINGS
                                 (Unaudited)


                                Three Months                 Nine Months
                               Ended June 30,            Ended September 30,
                              1996          1995          1996         1995
                             ------        ------        ------       ------

REVENUES:
  Oil and gas sales      $   31,867   $   21,635    $   78,891   $   75,273
  Interest                    1,197        1,430         3,520        3,853
                         ----------   ----------    ----------   ----------
                         $   33,064   $   23,065    $   82,411   $   79,126

  Lease operating
   expenses and
   royalties                 16,813       19,902        50,729       56,791
  General and
   administrative            19,335       18,535        54,111       50,173
  Depreciation, depletion
    and amortization
    (Note 2)                  9,469        2,181        18,850        4,858
                         ----------   ----------    ----------   ----------
                         $   45,617   $   40,618    $  123,690   $  111,822

  Loss before income tax    (12,553)     (17,553)      (41,279)     (32,696)

  Income tax expense
   (benefits)            $       --   $       --    $       --   $       --
                         ----------   ----------    ----------   ----------

NET LOSS:                $  (12,553)  $  (17,553)   $  (41,279)  $  (32,696)
                         ==========   ==========    ==========   ==========

NET LOSS PER COMMON SHARE:
  Primary and fully
   diluted               $       --   $       --    $       --   $       --
                         ==========   ==========    ==========   ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING:           23,000,000   23,000,000    23,000,000   23,000,000
                         ==========   ==========    ==========   ==========


                                      -3-
___________________________________________________________________________

                         WINCO PETROLEUM CORPORATION
                           STATEMENT OF CASH FLOW


                                      June 30, 1996      September 30, 1995
                                       (Unaudited)           (Audited)
                                      ------------         ------------

Cash flows from operating activities
  Net loss                              $  (41,278)         $  (59,881)

Adjustment to reconcile net loss to
 cash used in operating activities:
  Depreciation, depletion and
   amortization                             18,849              21,876
  Loss on sale well equipment
   inventory                                                     2,243
  Changes in current assets and
   current liabilities:
    Accounts receivable                    (27,824)             (7,816)
    Prepaid and other expenses               1,909                 459
    Accounts payable                        12,089              (1,609)
                                        ----------         -----------

  Net cash used in operating
   activities                              (36,255)            (44,728)

Cash flows from investing activities:
  Investment in oil and gas
   properties                               (1,125)             (3,402)
                                        ----------          ----------

    NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS              (37,380)            (48,130)

Cash and cash equivalents at
  beginning of the period                  155,911             204,041
                                        ----------          ----------

Cash and cash equivalents at end
  of the period                         $  118,531          $  155,911
                                        ==========          ==========


                                      -4-
___________________________________________________________________________

                         WINCO PETROLEUM CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

CONDENSED FINANCIAL STATEMENTS

1. The accompanying, unaudited, condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all principles for completed financial statements.

   In the opinion of Winco Petroleum Corporation the accompanying unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and changes in financial position for the three months then ended. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1995.

INVESTMENTS IN OIL AND GAS PROPERTIES

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. A provision of $9,469 was made for the three months ended June 30, 1996. Reserve for depreciation and depletion was $983,022 and $965,046 on June 30, 1996 and September 30, 1995 respectively.

EARNINGS PER SHARE

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended June 30, 1996 and 1995. The weighted average shares outstanding for the period ending June 30, 1996 and 1995 was 23,000,000 shares.







                                      -5-
_____________________________________________________________________________

                         WINCO PETROLEUM CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   During the three months ended June 30, 1996 the Company's working capital decreased $2,644. Working capital decreased due to decrease in oil sales. The Company's working capital at June 30, 1996 was $151,615.

   The Company intends to utilize funds to purchase producing properties. The Company will consider those arrangements which are financially feasible under current conditions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996

   During the three months ended June 30, 1996 oil and gas sales increased approximately $10,000 from the comparable period in 1995 due to oil on hand at end of prior period.

   Interest income remained comparable.

   Due to net operating loss carry forward and the tax credits available for financial reporting and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

   General and administrative expense was decreased from the comparable quarter in 1995 due to audit expense paid in this period.

   As of June 30, 1996, the Company plugged the Olsen Draw Federal #1.
Pursuant to lease arrangements with the mine that owns all the surface acreage, the Company had to plug the well when the mine was ready to begin excavations in that specific area. The net effect after plugging well, removing the unamortized costs of production and equipment, and recording proceeds from the sale of equipment and plugging contribution from the mine, was reflected in operations from the quarter ended June 30, 1996. The same lease arrangement affects the Hummer Federal #1 well, and it is estimated that it may have to be plugged within the next two years.







                                      -6-
______________________________________________________________________________

                          WINCO PETROLEUM CORPORATION

PART II

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

        A current report on Form 8-K, dated July 3, 1996, was filed reporting acquisition of assets under Item. 2 thereof.









                                      -7-
______________________________________________________________________________

                                  SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     WINCO PETROLEUM CORPORATION



                                      /s/ L. W. Winkler, Jr.
                                     ---------------------------------------
                                     L. W. Winkler, Jr.
                                     President

Dated:   July 23, 1996
      ------------------