Form 10KSB40
period 1996-09-30
WINCO PETROLEUM CORP
filed 1997-03-12
CIK 313968

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  SEPTEMBER 30, 1996

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ___________ to ___________

                       Commission File No. 0-9295

                       WINCO PETROLEUM CORPORATION
          -----------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

          COLORADO                               84-0794604
-------------------------------   ---------------------------------------
(State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
Incorporation or Organization)

                       1645 COURT PLACE, SUITE 312
                         DENVER, COLORADO  80202
       -----------------------------------------------------------
      (Address of Principal Executive Offices, Including Zip Code)

Registrant's Telephone Number, Including Area Code:  (303) 623-9095

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
                         Yes    X      No
                             --------     --------

As of February 23, 1997, 40,852,576 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Winco Petroleum Corporation held by nonaffiliates was not able to be ascertained as no trading market exists for the Registrant's Common Stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  / X /

Documents incorporated by reference:  NONE.

This Form 10-KSB consists of 34 pages.  The Exhibit Index begins on page
16.

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

GENERAL

     Winco Petroleum Corporation (the "Registrant" or the "Company") with its principal and executive offices at 1645 Court Place, Suite 312, Denver, Colorado 80202, telephone (303) 623-9095, was incorporated as a Colorado corporation on June 21, 1979. The Company was formed primarily for the purpose of exploration, development, and production of oil and gas.

     The Registrant investigates potential opportunities to develop, drill and/or participate in the development of new oil and gas properties primarily in the West and Midwest regions of the United States. Its current activities on a yearly basis include identifying and drilling from one (1) to five (5) oil and gas properties on its own behalf or with other industry partners. It is likely that any significant expenditures required of the Registrant in connection with the future exploration activities will require additional funding from outside sources in the form of debt or equity. There can be no assurance such funding is or will be available to the Registrant for this purpose.

BUSINESS STRATEGY

     The Registrant's growth strategy is to increase its oil and gas revenues by drilling and completing, on its own behalf and with other industry partners, from one (1) to five (5) oil and gas prospects per year. The Registrant will develop these prospects each year with a view to taking advantage of industry advances in seismic and drilling technologies and management's oil and gas experience primarily in Wyoming and Kansas. Of the projected new prospects, one (1) or two (2) will be intended as higher potential, higher risk prospects. As indicated above, the Registrant intends to market its prospects in such a way that will allow it to be able to control its cost and risks on each prospect.

OPERATIONS

     As of September 30, 1996, the Registrant or affiliate entities serve as operator for all of the Registrant's producing wells and for which it receives an operating fee for each well. The Registrant believes that, as operator, it is in a better position to control costs, safety and timeliness of work as well as other critical factors affecting the economics of a well or property. The Registrant presently operates wells which represent virtually 100% of the Registrant's proved reserves.

CUSTOMERS AND MARKETS

     Two purchasers each represent in excess of 10% of the Registrant's total oil and gas revenue for the fiscal years ended September 30, 1996 and 1995. These purchasers are Western Gas Resources, Inc. and Texaco Trading, Inc. Prices of Registrant's oil and gas are generally set unilaterally by the individual buyers based upon prevailing market prices paid to oil and gas producers in that area.

     The Registrant's business is not seasonal in nature, except to the extent that weather conditions at certain times of the year may affect the Registrant's access to its oil and gas properties and its ability to drill oil and gas wells. The impact of inflation on the Registrant's activities is minimal. While gas prices have historically fluctuated between winter and summer seasons, changes in the market during the last few years have made such fluctuations unpredictable. For instance, because local gas utilities around the country need to refill their gas storage facilities in the summer, prices may be higher during spring or summer months than during subsequent winter months when temperatures are warmer than normal.

COMPETITION

     The Registrant competes with numerous other companies and individuals, including many that have significantly greater resources, in virtually all facets of its business. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties that the financial or personnel resources of the Registrant permit. The ability of the Registrant to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production. Domestic oil and natural gas must compete with imported oil and natural gas, coal, atomic energy, hydroelectric power and other forms of energy. The Registrant does not hold a significant competitive position in the oil and gas industry.

GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

     GENERAL

     The Registrant's exploration and marketing operations are regulated extensively at the federal, state and local levels. Gas and oil exploration, development and production activities are subject to various laws and regulations governing a wide variety of matters. For example, hydrocarbon-producing states have statutes or regulations addressing conservation practices and the protection of correlative rights, and such regulations may affect the Registrant's operations and limit the quantity of hydrocarbons the Registrant may produce and sell. Other regulated matters include marketing, pricing, transportation, and valuation of royalty payments.

     At the U.S. federal level, the Federal Energy Regulatory Commission ("FERC") regulates interstate transportation of natural gas under the Natural Gas Act and regulates the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce under the Natural Gas Policy Act. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all "first sales" of natural gas, which includes sales by the Registrant of its own production. As a result, all sales of the Registrant's natural gas produced in the U.S. may be sold at market prices, unless otherwise committed by contract.

     The Registrant's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the FERC has issued a series of orders which have altered significantly the marketing and transportation of natural gas. The Registrant believes that these changes have generally improved the Registrant's access to transportation and have enhanced the marketability of its natural gas production. To date, the Registrant has not experienced any material adverse effect on gas marketing as a result of these FERC orders; however, the Registrant cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on its future gas marketing.

     The Registrant also is subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Registrant will be required in the near future to expend amounts that are material in the aggregate to the Registrant's overall operations by reason of occupational safety and health laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Registrant is unable to predict the ultimate cost of compliance.

     ENVIRONMENTAL REGULATIONS

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the operations and costs of the Registrant. It is not anticipated that the Registrant will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations. However, inasmuch as such laws and regulations are frequently changed, the Registrant is unable to predict the ultimate cost of compliance.

     STATE REGULATION OF OIL AND GAS PRODUCTION

     State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Registrant owns and operates properties have statutes, rules or regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishing of maximum rates of production from oil and gas wells and the spacing of such wells. Many states also restrict production to the market demand for oil and gas. Some states have enacted statutes prescribing ceiling prices for gas sold within their state. The Registrant's Wyoming production is not currently subject to price regulation. However, the Registrant is unable to predict whether production rate limitations or price regulations may be imposed in the future.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by the Registrant. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the Registrant prepares a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. The Registrant believes that titles to its leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

OFFICE AND OPERATIONS FACILITIES

     The Registrant currently maintains its offices at 1645 Court Place, Suite 312, Denver, Colorado. The Registrant leases this space on a month-to-month basis at approximately $300 per month and believes its office space is sufficient for the foreseeable future.

EMPLOYEES

     At September 30, 1996, the Registrant employed 1 person full time, L.
W. Winkler, Jr. and 1 part time person, an office manager and bookkeeper. The Registrant also utilizes the services of two independent contractors on a when-needed basis.

ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------

OIL AND GAS RESERVES

     The table below sets forth the Registrant's quantities of proved reserves, as estimated by McCartney Engineering, consulting independent petroleum engineer, all of which are located in the continental U.S., and the present value of estimated future net revenues from these reserves on a non-escalated basis discounted by 10 percent per year as of the last two fiscal years ending September 30, 1996 and 1995. Reserve estimates are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors outside the Registrant's control.

                                               Year Ended
                                              September 30,
                                           -------------------
                                           1996           1995

    Estimated Proved Gas Reserves
     (MCF)                                105,300         76,500
    Estimated Proved Oil Reserves
     (Bbls)                               127,400         36,800
    Present Value of Future Net
     Revenues (before future
     income tax expense)                 $886,700       $185,600


    Reference should be made to Supplemental Oil and Gas Information on pages F-8 and F-9 of this Annual Report on Form 10-KSB for additional information pertaining to the Registrant's proved oil and gas reserves. During fiscal 1996 the Registrant did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

PRODUCTION

    The following table sets forth the Registrant's net oil and gas production for the last two fiscal years.

                                                Year Ended
                                               September 30,
                                            -------------------
                                            1996           1995

    Natural Gas (MCF)                      10,100         11,671
    Crude Oil & Condensate (Bbls)           9,800          5,630

AVERAGE SALES PRICES AND PRODUCTION COSTS

    The following table sets forth the average gross sales price and the average production cost per unit of oil produced, including production taxes, for the last two fiscal years. For purposes of calculating production cost per equivalent barrel, MCF's of gas have been converted at a ratio of six MCF's of gas for each barrel of oil:

                                                Year Ended
                                               September 30,
                                            -------------------
                                            1996           1995

    Average Sales Price
     Gas (per MCF)                         $ 1.82         $ 1.70
     Oil (per Bbl)                         $18.36         $17.36
    Average Production Cost
     Per Equivalent
     Barrel                                $ 7.46         $11.59

PRODUCING WELLS AND DEVELOPMENT ACREAGE

    The following table sets forth, as of September 30, 1996, the approximate number of gross and net producing oil and gas wells and their related developed acres owned by the Registrant. Productive wells are producing wells and wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                         PRODUCING WELLS               DEVELOPED ACRES
               -----------------------------------     ---------------
                     OIL                 GAS           GROSS      NET
               --------------       --------------     -----      ---
               GROSS      NET       GROSS      NET
               13        8.41        0          0      2,081     1,346

UNDEVELOPED ACREAGE

    At September 30, 1996, the Registrant held undeveloped acreage as set forth below:

                                                   UNDEVELOPED ACRES
                                                 --------------------
              LOCATION                           GROSS            NET
              Kansas                                 0              0
              Wyoming                            1,400          1,400

DRILLING ACTIVITIES

    The Registrant had no drilling activities for the years ended
September 30, 1996 and 1995. The Registrant's drilling activities, when conducted, are on a contract basis with independent drilling contractors.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

    The Registrant is not engaged in any material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
--------------------------------------------------------------

    During the fourth quarter of the fiscal year ended September 31, 1996, the Registrant submitted to its shareholders of record on August 5, 1996
(i) a proposal to amend the Registrant's Articles of Incorporation to increase the Registrant's authorized Common Stock from 50,000,000 shares, no par value, to 500,000,000 shares, no par value and (ii) a proposal to elect four Directors. At the meeting held on September 16, 1996, the proposal to increase the Registrant's authorized Common Stock was approved and the following four persons were elected as Directors of the Registrant:
L. W. Winkler, Jr., G. Allan Nelson, Cecil O'Brate and Daniel L. Dalke.

                                 PART II
                                 -------

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS.
-------

    (a) PRINCIPAL MARKET OR MARKETS. The Registrant's common stock, no par value, is traded in the national over-the-counter market and quotes for such common stock are reported by the National Association of Securities
Dealers, Inc. on its "pink sheets" under the symbol "WNCO."   The range of
high and low bid prices for each quarterly period during the two most recent fiscal years ended September 30, 1996 and 1995 are reported as follows:

              Quarter Ended                       High         Low
              -------------                       ----         ---

              December 31, 1994                  No quote     No quote
              March 31, 1995                     No quote     No quote
              June 30, 1995                      No quote     No quote
              September 30, 1995                 No quote     No quote

              December 31, 1995                  No quote     No quote
              March 31, 1996                     No quote     No quote
              June 30, 1996                      No quote     No quote
              September 30, 1996                 No quote     No quote

              December 31, 1996                  No quote     No quote
              March 31, 1997 (through Feb. 23)   No quote     No quote

    The trading market for the Registrant's Common Stock is extremely sporadic and limited.

    (b) SECURITY HOLDERS. The approximate number of security holders of record of the Registrant's no par value common stock as of September 30, 1996 was approximately 2,350.

    (c) DIVIDENDS. Holders of Common Stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's common stock and the Registrant has no present plans to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL INFORMATION.
---------------------------------------

    The following is a summary of selected financial data which the Registrant believes highlights its financial condition and results of operations.


                                         Year Ended September 30,
                                         ------------------------
                                           1996           1995

Revenues                                 $158,821       $109,663
                                         --------       --------

Net Earnings (Loss)                     $ (60,876)     $ (59,881)
                                         ---------     ---------

Net Earnings (Loss)
  Per Common Share                       $  --   *      $   --  *
                                         ========       ========

Total Assets                             $490,316       $393,944
                                         --------       --------

Long-term Obligations                       --            --
                                         ========       ========
___________________

*  Less than one cent per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATIONS.
------------------------------------------------------------------

    THIS REGISTRATION STATEMENT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THIS SECTION AND UNDER "ITEM 1. DESCRIPTION OF BUSINESS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATIONS" AND "ITEM 2. PROPERTIES." ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

YEAR ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995
----------------------------------------------------

RESULTS OF OPERATIONS

    The Registrant had a net loss for the year ended September 30, 1996 totaling $60,876, compared to $59,881 at September 30, 1995. This increase of 0.2% in net loss was primarily a result of increased general and administrative costs reduced by a significant increase in net oil and gas income.

REVENUES

    Oil and gas sales for the year ended September 30, 1996 totaled
$154,386 compared to revenues of $106,740 for the year ended September 30, 1995. Oil production increased from 5,630 barrels to 9,851 barrels for a net increase of 4,221 barrels or 75%. Gas production decreased from 11,671 MCFs to 10,111 MCFs for a net decrease of 1,560 MCFs or 1.3%. These changes in revenue and fluctuations in production were created primarily by the purchase by the Registrant of four (4) producing wells.

COSTS AND EXPENSES

    Oil and gas production costs for the year ended September 30, 1996 totaled $87,051 for a 9.6% (or $7,613) increase over the year ended September 30, 1995 costs of $79,438. The increased costs were primarily a result of the cost of production from additional properties less a reduction of workover expenses which were incurred in 1995.

    General and administrative expenses totaled $105,233 at September 30, 1996 as compared to $68,193 at September 30, 1995 for a total increase of 54.3%. This increase was due to additional costs for engineering studies and commissions incurred in the acquisition of additional reserves in exchange for the Registrant's Common Stock.

    Depreciation, depletion and amortization costs for the year ended September 30, 1996 totaled $20,896 for a decrease of $980 (or 4.5%) over the year ended September 30, 1995 costs of $21,876. This decrease is created by adjustments to depletion rates based on year end reserve quantities.

    Exploration costs and dry hole costs increased a total of 256% from $9,484 at September 30, 1995 to $33,811 at September 30, 1996. This increase resulted from additional costs associated with the Registrant's acquisition of certain oil and gas properties in exchange for stock. The Registrant's approach to exploration has not changed significantly from the prior period.

OTHER INCOME (LOSS)

    Other income (loss) for the year ended September 30, 1996, was $315, an increase of $2,522 from the year ended September 30, 1995 loss of $2,207.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended September 30, 1996, the Registrant's working capital decreased from $175,169 at September 30, 1995 to $148,494 at September 30, 1996.

    The Registrant anticipates revenues from operations with the additional wells acquired to facilitate its working capital needs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

    See Part IV, page F-1 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

    Not Applicable.

                                PART III
                                --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
---------------------------------------------------------------------

    (a)(b)    IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
SIGNIFICANT EMPLOYEES.

    The following sets forth certain information with respect to the officers and directors of the Registrant.

    Name                       Age          Position
    ----                       ---          --------

Cecil O'Brate (1)              67      President, Chief Executive Officer
                                       and a Director since 1996

Daniel L. Dalke (1)            45      Secretary, Treasurer, Chief Financial
                                       Officer and a Director since 1996

G. Allan Nelson                73      Director since 1989

L. W. Winkler, Jr. (2)         76      Director since 1979
___________________________

(1) Elected officers and directors of the Registrant on July 3, 1996.

(2) L. W. Winkler, Jr. passed away in February, 1997.

    The directors of the Registrant are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Registrant are elected by the Board of Directors and hold office until their successors are elected and qualified.

    The Registrant has no audit or compensation committee.

    Biographical information concerning each director and executive officer, including business experience for the past five years is as follows:

    CECIL O'BRATE has been Chairman of the board and President of American Warrior, Inc., a Kansas corporation involved in oil and gas development, since 1984. He has also been Chairman of the Board and President of Mid-Continent Resources, Inc., a Kansas corporation involved in oil and gas development, since 1984. Mr. O'Brate has also been chairman of the board and President of Palmer Mfg. & Tank, Inc., a Kansas corporation manufacturing storage vessels for various industries, since 1966. Mr. O'Brate also holds investments in other closely-held corporations involved in banking, farming and implement dealerships. Mr. O'Brate devotes part-time to the Registrant.

    DANIEL L. DALKE has been Assistant Secretary-Treasurer and Controller of American Warrior, Inc., Mid-Continent Resources, Inc. and Palmer Mfg. & Tank, Inc. since 1984. Mr. Dalke holds a degree in accounting from Wichita State University and is a Certified Public Accountant. Mr. Dalke devotes part-time to the Registrant.

    G. ALLAN NELSON was the Secretary of the Registrant from 1989 to 1996. Mr. Nelson holds a degree in geology from the University of Texas. He has been a member of the American Association of Petroleum Geologists since 1948, and an active member since 1954. Mr. Nelson is also an active member of the Rocky Mountain Association of Geologists, the Wyoming Geological Association, and the East Anshuta Ranch Field Unit Arbitration Panel. Mr. Nelson is an independent consulting geologist.

    L. W. WINKLER, JR., the founder, past President and a Director of the Registrant, passed away in February, 1997.

    (c)  FAMILY RELATIONSHIPS.

    There are no family relationships between or among any officer and director.

    (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

    No officer, director, significant employee, promoter or control person of the Registrant has been involved in any event of the type described in
Item 401(d) of Regulation S-B during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

    (a)(b)    GENERAL AND SUMMARY COMPENSATION TABLE.

    The following table sets forth all compensation paid or accrued by the Registrant for services rendered during the fiscal years ended September 30, 1994, 1995 and 1996 by its Chief Executive Officer. No other executive officers received a salary and other compensation which exceeded $100,000 during any year.

                               Annual Compensation                               Long Term Compensation
                     --------------------------------------------- --------------------------------------------------

    Name and                                                       Restricted
    Principal                                         Other Annual   Stock    Options/      LTIP           All Other
    Position         Year    Salary     Bonuses($)    Compensation   Awards     SARS      Payouts($)     Compensation
    --------         ----    ------     ----------    ------------   ------     ----      ---------      ------------

Cecil O'Brate,       1996    $    0        -0-          $    -0-       -0-      -0-          -0-             -0-
President and        1995      N/A         -0-          $    -0-       -0-      -0-          -0-             -0-
Chief Executive      1994      N/A         -0-          $    -0-       -0-      -0-          -0-             -0-
Officer

L. W. Winkler, Jr.,  1996    $ 20,690      -0-          $    -0-       -0-      -0-          -0-             -0-
President and        1995    $ 31,059      -0-          $    -0-       -0-      -0-          -0-             -0-
Chief Executive      1994    $ 31,155      -0-          $    -0-       -0-      -0-          -0-             -0-
Officer


    (c)  OPTION/SAR GRANTS TABLE.

    There were no options to purchase shares of Common Stock granted to the Executive Officers of the Registrant listed in the Executive
Compensation Table during the Registrant's last fiscal year.

    (d)  AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR-END
         OPTION/SAR VALUE TABLE.

    Not applicable.

    (e)  TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE.

    Not applicable.

    (f)  COMPENSATION OF DIRECTORS.

    STANDARD ARRANGEMENTS. All Directors are reimbursed for reasonable out-of-pocket expenses incurred related to Board duties assigned and in connection with attending Board and Shareholders' meetings.

    OTHER ARRANGEMENTS. There are no other arrangements pursuant to which the Registrant's Directors receive compensation from the Registrant for services as Directors.

    (g)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
         CHANGE-IN-CONTROL ARRANGEMENTS.

    None.

    (h)  REPORTING ON REPRICING OF OPTIONS/SARS.

    Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

    (a)(b)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

    The following table sets forth, as of September 30, 1996 the ownership of the Registrant's Common Stock by (i) each Director of the Registrant,
(ii) all Executive Officers and Directors of the Registrant as a group, and
(iii) all persons known by the Registrant to own more than 5% of the Registrant's Common Stock.

                                              Beneficial Ownership (1)
                                              ------------------------

              Name                  Number of Shares              Percentage
              ----                  ----------------              ----------

L. W. Winkler, Jr.  (2)                 7,049,300                   17.25%
1645 Court Place, Suite 312
Denver, CO  80202

Cecil O'Brate                          16,949,947 (3)               41.52%
P.O. Box 399
Garden City, KS  67846

Daniel Lee Dalke                                0                     0.0%
P.O. Box 399
Garden City, KS 67846

G. Allen Nelson                             8,300                     .04%
1645 Court Place, Suite 312
Denver, CO  80202

American Warrior, Inc.                 16,949,947                   41.52%
P.O. Box 399
Garden City, KS  67846

All Directors and Officers             24,007,547 (2)(4)           58.77%
as a Group (4 persons)  (2)
_________________________________
(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) L. W. Winkler, Jr. passed away in February, 1997, and his shares of the Company are currently held by his estate. As of the date this Annual Report on Form 10-KSB is being filed, there are presently only three Directors and Officers holding 16,958,247 shares (41.56%).

(3) Cecil O'Brate is the President, a director and the majority shareholder of American Warrior, Inc. and therefore may be deemed to be the beneficial owner of the shares owned by American Warrior, Inc.

(4) Includes 16,949,947 shares owned by American Warrior, Inc., as to which Cecil O'Brate, a Director and Officer of the Registrant, may be deemed to have beneficial ownership by virtue of being a Director and Officer of American Warrior, Inc.

    (c)  CHANGES IN CONTROL.

    No understandings. arrangements or agreements are known by management at this time which would result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

    (a)(b)    TRANSACTIONS WITH MANAGEMENT AND OTHERS.

    On July 3, 1996, the Registrant issued 16,959,947 shares of the Registrant's Common Stock to American Warrior, Inc. in consideration for the transfer and assignment of working interests in four oil and gas producing properties in Kansas and Wyoming to the Registrant.

    The Registrant's Board of Directors and its officers are subject to certain provisions of Colorado law which are designed to eliminate or minimize the effects of certain potential conflicts of interest. In addition, the Board of Directors has adopted a policy that provides that any transaction between the Registrant and an interested party must be fully disclosed to the Board of Directors, and that a majority of the directors not otherwise interested in the transaction (including a majority of disinterested directors) must make a determination that such transaction is fair, competitive and commercially reasonable and on terms and conditions not less favorable to the Registrant than those available from unaffiliated third parties.

    (c)  PARENTS OF THE REGISTRANT.

    L. W. Winkler, Jr. may be deemed to be the parent of the Registrant. As disclosed above, Mr. Winkler passed away in February, 1997.

    (d)  TRANSACTIONS WITH PROMOTERS.

    Information required by Item 404 of Regulation S-B is not required to be presented inasmuch as the Registrant has been organized for more than five years.

    (e) COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

    Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's Directors and Officers, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Registrant with copies of all
Section 16(a) forms they file.

    Based solely on the Registrant's review of the copies of such forms received by it during the fiscal year ended September 30, 1996, and written representations that no other reports were required, the Registrant believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Registrant's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal year.

                                 PART IV
                                 -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

                                                              Page
                                                              ----

              Reports of Independent Certified Public
              Accountants. . . . . . . . . . . . . . . . .    F-1

              Balance Sheets - September 30, 1996 and 1995    F-2

              Statements of Operations for the years
              ended September 30, 1996 and 1995  . . . . .    F-3

              Statements of Stockholders' Equity
              for the years ended September 30,
              1996 and 1995  . . . . . . . . . . . . . . .    F-4

              Statements of Cash Flows for the years
              ended September 30, 1996 and 1995  . . . . .    F-5

              Notes to Financial Statements. . . . . . . .    F-6-F-14

    All Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

         (3)(a)    EXHIBITS.  Reserve Report prepared by McCartney
         Engineering, Inc.

         (b) REPORTS ON FORM 8-K. The Registrant filed one (1) report on Form 8-K during the last quarter of the period covered by this report reporting the acquisition of producing properties for shares of Common Stock and certain changes in management.

                          REPORT OF INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANT


BOARD OF DIRECTORS AND STOCKHOLDERS
WINCO PETROLEUM CORPORATION

    We have audited the accompanying balance sheets of Winco Petroleum Corporation as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winco Petroleum Corporation as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ LAWRENCE E. VAN ZETTEN, P.C.
Lawrence E. Van Zetten, P.C.



Denver, Colorado
February 7, 1997


                                   F1

                       WINCO PETROLEUM CORPORATION
                             BALANCE SHEETS

                                                      September 30
                                                    ----------------

                                                    1996        1995
                                                    ----        ----
                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $   97,941  $  155,911
  Accounts receivable                                82,170      39,057
  Prepaid expenses and other                          6,389       6,559
                                                 ----------  ----------
    Total current assets                            186,500     201,527

Investment in oil and gas properties at cost
  (full cost method) net of accumulated
  depreciation, depletion and amortization of
  $984,811 and $965,046 in 1996 and 1995
  respectively                                      248,340     118,793

Well equipment inventory-at lower of cost
  or market                                          53,476      59,993

Furniture, fixtures and vehicles-at cost net
  of accumulated depreciation of $21,699
  and $20,567 for 1996 and 1995 respectively          1,000       2,131

Other assets                                          1,000      11,500
                                                 ----------  ----------
                                                 $  490,316  $  393,944
                                                 ==========  ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable -
    Trade                                        $   17,972  $    3,470
    Directors and shareholders                          150         482
  Accrued liabilities                                19,884      22,406
                                                 ----------  ----------
    Total current liabilities                        38,006      26,358
                                                 ----------  ----------

Commitment

Stockholders' Equity:
  Common stock, no par value; 500,000,000
    shares authorized; 40,852,576 (in 1996)
    and 23,000,000 (in 1995) shares issued
    and outstanding                                 307,000     173,000
  Additional paid-in capital                      1,260,920   1,249,320
  Deficit                                        (1,115,610) (1,054,734)
                                                 ----------  ----------
    Total stockholders' equity                      452,310     367,586
                                                 ----------  ----------
                                                 $  490,316  $  393,944
                                                 ==========  ==========


                    See Notes to Financial Statements

                                   F2

                       WINCO PETROLEUM CORPORATION
                        STATEMENTS OF OPERATIONS

                                                      Years Ended
                                                      September 30
                                                    ----------------

                                                    1996        1995
                                                    ----        ----

REVENUES:
  Oil and gas sales                              $  154,386  $  106,740
  Investment income                                   4,120       5,130
  Other oil and gas income (loss)                       315      (2,207)
                                                 ----------  ----------
                                                    158,821     109,663
                                                 ----------  ----------

COSTS AND EXPENSES:
  Lease operating, including
   production taxes                                  87,051      79,438
  Depreciation, depletion and
   amortization                                      20,896      21,876
  General and administrative                        105,233      68,193
  Write-down of well equipment inventory              6,517          37
                                                 ----------  ----------
                                                    219,697     169,544
                                                 ----------  ----------

    Loss before income taxes                        (60,876)    (59,881)

Income tax expense (benefit)                              -           -
                                                 ----------  ----------

    Net loss                                     $  (60,876) $  (59,881)
                                                 ==========  ==========

Net earnings (loss) per common share             $       (-) $       (-)
                                                 ==========  ==========


















                    See Notes to Financial Statements

                                   F3

                       WINCO PETROLEUM CORPORATION
                   STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995



                             COMMON                ADDITIONAL
                              STOCK     COMMON      PAID-IN
                             ISSUED      STOCK      CAPITAL     DEFICIT
                             ------      -----      -------     -------
Balance -
 October 1, 1994            23,000,000  $ 173,000  $1,241,039  $(994,853)

   Contributions                                        8,281

   Net loss                       -          -           -       (59,881)
                            ---------- ----------  ----------  ----------

Balance -
 September 30, 1995         23,000,000    173,000   1,249,320 (1,054,734)

   Issuance of
    additional shares       17,852,576    134,000      11,600

   Net loss                       -          -           -       (60,876)
                            ---------- ----------  ----------  ----------

Balance -
 September 30, 1996         40,852,576 $  307,000  $1,260,920 $(1,115,610)
                            ========== ==========  ========== ===========



























                    See Notes to Financial Statements

                                   F4

                       WINCO PETROLEUM CORPORATION
                        STATEMENTS OF CASH FLOWS

                                                      Years Ended
                                                      September 30
                                                    ----------------

                                                    1996        1995
                                                    ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (60,876) $  (59,881)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities -
      Depreciation, depletion and
       amortization                                  20,896      21,876
      Write-down of well equipment inventory          6,517          37
      Loss on sale of well equipment
       inventory                                                  2,206
      Change in current assets and current
       liabilities -
        Accounts receivable                         (32,613)     (7,816)
        Prepaid expenses                                170         459
        Accounts payable                             14,170        (816)
        Accrued expenses                             (2,522)       (793)
                                                 ----------  ----------

        Net cash (used for) operating
         activities                                 (54,258)    (44,728)
                                                 ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in oil and gas properties
   and office equipment                              (3,712)     (9,484)
  Proceeds from sale of inventory                                 6,082
                                                 ----------  ----------

    Net cash provided (used for)
     investing activities                            (3,712)     (3,402)
                                                 ----------  ----------

Net (decrease) in cash and cash
 equivalents                                        (57,970)    (48,130)

Cash and cash equivalents at beginning
 of year                                            155,911     204,041
                                                 ----------  ----------

Cash and cash equivalents at end of year         $   97,941  $  155,911
                                                 ==========  ==========

Supplemental schedule of noncash
  operating and investing activities:
  Common stock issued for additional
    oil and gas properties                       $  145,600  $
  Contribution, by stockholder, of oil
    and gas property                                              8,281
                                                 ----------  ----------
                                                 $  145,600  $    8,281
                                                 ==========  ==========

  There were no payments of interest or income taxes during 1996 or 1995 fiscal years.

Disclosure of accounting policy:
  For purposes of reporting cash flows, cash and cash equivalents include cash and short-term cash investments.

                    See Notes to Financial Statements

                                   F5

                       WINCO PETROLEUM CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES:

          NATURE OF BUSINESS -

          The Company, incorporated on June 21, 1979, is engaged in the business of acquiring and developing interests in domestic oil and gas properties, primarily in southeastern Wyoming and Kansas.

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

          At September 30, 1996, and 1995, the total capitalized cost of oil and gas properties did not exceed the capitalization ceiling. Therefore, no additional depletion, depreciation and amortization provision was made for fiscal 1996 or 1995.

          Based on independent engineer's estimates for fiscal 1996 and 1995, the provision for depreciation, depletion and amortization on a per equivalent barrel basis during fiscal 1996 and 1995 was approximately $1.71 and $2.73, respectively.

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

                                   F6

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

          G.   EARNINGS (LOSS) PER COMMON SHARE

          Earnings (loss) per common share is computed utilizing the weighted average number (27,463,144 in 1996 and 23,000,000 in 1995) of common shares outstanding.


          H.   OTHER

          The preparation of financial statements in conformity with generally accepted accounting principles requires managment to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, results could differ from those estimates.

          I.   CONCENTRATION

          The Company places its cash with high credit quality institutions. At such times deposits may be in excess of FDIC insurance limits.

NOTE 2.   INVESTMENTS:

          As of September 30, 1996 and 1995, cost of noncurrent marketable securities, adjusted for permanent declines in value, was $1,000. There was no allowance for unrealized temporary losses on noncurrent marketable equity securities as adjusted cost approximated or was lower than estimated market value at September 30, 1995 and 1996.



                                   F7

                       WINCO PETROLEUM CORPORATION
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.   OIL AND GAS ACTIVITIES:

          Oil and gas operations -

          Information relating to the Company's oil and gas operations, including costs incurred in such, is summarized below:

                                                      Years Ended
                                                      September 30
                                                    ----------------

                                                    1996        1995
                                                    ----        ----

         Capitalized costs -
           Property acquisition costs            $  145,600   $   8,281
           Exploration costs                         33,811       9,484
           Recovery of costs/transfer
             to well equipment inventory            (30,100)         -
                                                 ----------  ----------
                                                    149,311      17,765
                                                 ----------  ----------
         Production costs -
           Lease operating costs                     71,633      65,162
           Production and transportation
             taxes                                   14,476      12,865
           Ad Valorem taxes                             942       1,411
                                                 ----------  ----------
                                                     87,051      79,438
                                                 ----------  ----------
                                                 $  236,362  $   97,203
                                                 ==========  ==========

          Net revenues from production (oil and gas sales less production costs) were $67,335 in 1996 and $27,302 in 1995.

          Capitalized costs -

          Capitalized costs associated with oil and gas producing activities and related accumulated depreciation, depletion and amortization are as follows:

                                                      September 30
                                                    ----------------

                                                    1996        1995
                                                    ----        ----
           Proved properties                     $1,233,150  $1,083,839
           Unproved properties                          -           -
                                                 ----------  ----------

                                                  1,233,150   1,083,839
                                                 ----------  ----------

           Accumulated depreciation,
             depletion and amortization             250,816     231,052
           Additional accumulated
             depreciation, depletion
             and amortization -
             "capitalization ceiling"               733,994     733,994
                                                 ----------  ----------
                                                    984,810     965,046
                                                 ----------  ----------

           Net capitalized costs                 $  248,340  $  118,793
                                                 ==========  ==========

                                   F8

                       WINCO PETROLEUM CORPORATION
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.   OIL AND GAS ACTIVITIES, continued:

          Major customers -

          The Company's oil and gas sales consisted of sales to unaffiliated purchasers primarily as follows:




                                                      September 30
                                                    ----------------

           Purchaser                                1996        1995
                                                    ----        ----

             A                                   $  120,310  $   62,983
             B                                       16,255      14,877
                                                 ----------  ----------

                                                 $  136,565  $   77,860
                                                 ==========  ==========

           % to total oil and gas sales              87.87%      69.19%
                                                     ======      ======

NOTE 4.   INCOME TAXES:

          The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of enacted tax laws. The effects of future changes in tax laws or rates have not been anticipated.

          The net deferred tax assets (liabilities) include the following components.

                                                    1996        1995
                                                    ----        ----

          Deferred tax liabilities -
            Depletion, depreciation and
             amortization                        $  (85,300) $   (7,300)
                                                 ----------  ----------
          Deferred tax assets -
            Adjustment to value of well
             equipment inventory                     19,900      17,700
            Net operating loss
             carryforward                           252,900     272,000
                                                 ----------  ----------
                                                    272,800     289,700
                                                 ----------  ----------
          Net deferred tax asset                    187,500     282,400
          Valuation allowance                       187,500     282,400
                                                 ----------  ----------
          Net deferred tax asset
           (liability)                           $        0  $        0
                                                 ==========  ==========

          The Company has investment tax credit carryforwards of $2,178 for both financial reporting and income tax purposes at September 30, 1996 which expire in varying amounts from 1997 through 1999.

          In addition, the Company has a capital loss carryover of approximately $8,055 which expires in 2007.

                                   F9

                       WINCO PETROLEUM CORPORATION
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.   INCOME TAXES, continued:

          The Company has net operating loss carryforwards for financial reporting and income tax purposes at September 30, 1996 as follows:
                                                         Income tax
                                                    ----------------------
             Year net operating loss    Financial              Alternative
              carryforward expires      reporting    Regular     minimum
              --------------------      ---------    -------     -------
                        1997            $          $  174,000 $  174,000
                        1998                21,000     23,000     23,000
                        2000               167,000     53,000     53,000
                        2001               380,000     89,000     89,000
                        2002                59,000     64,000     64,000
                        2003                56,000    115,000     86,000
                        2004                94,000    106,000    100,000
                        2005                19,000         -          -
                        2006                54,000     18,000     16,000
                        2007                28,000     35,000     35,000
                        2008                59,000     58,000     58,000
                        2009                57,000     68,000     68,000
                        2010                60,000     66,000     66,000
                        2011                61,000     49,000     49,000
                                         ---------  ---------  ---------
                                        $1,115,000  $ 918,000  $ 881,000
                                         =========  =========  =========

NOTE 5.   RETIREMENT PLAN:

          The Board of Directors has executed a Simplified Employee Pension - IRA Contribution Agreement. Under the terms of the agreement, the Company may contribute the lesser of $15,000 or 15% of each employees' salary. In fiscal 1996 and 1995, the Company contributed $5,169 and $6,681, respectively, to the plan. The Company's contributions under this plan are determined annually by the Board of Directors.

NOTE 6.   OFF BALANCE SHEET RISK:

          The Company's future production revenues, development costs and production expenses are dependent on economic and operating conditions, such as pricing and production taxes, which are not within the Company's control. At December 31, 1996, the price of crude oil was approximately $24.50 per Bbl. versus $23.25 at September 30, 1996.

                                   F10

                       WINCO PETROLEUM CORPORATION
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 7.   COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:

          During 1995 a major shareholder/director/officer contributed a producing well to the Company. The property was valued at the year-end discounted value times the estimated reserves at the time of the transfer. This amount was included in additional paid-in capital.

          During the year the Company acquired four additional properties in exchange for 17,852,576 shares of additional stock, 43.7%, of the outstanding shares. In addition, two representatives of the seller were elected to the board of directors, which presently totals four members, and were elected to the office of Chief Executive Officer, President, Secretary and Treasurer. For financial statement purposes these properties are valued at the carryover basis of the seller, $145,600, since the seller effectively has control of the company. At September 30, 1996 future discounted cash flows from these properties is estimated to be $508,500. Generally, this increase in value is due to the net change in price and production costs.

          Three of the acquired properties are located in central and western Kansas and one is located in Wyoming. At the time of the acquisition, reserves from these properties were estimated to be 76,000 barrels of oil with a discounted future net cash flow of $477,000.

NOTE 8.   UNAUDITED OIL AND GAS RESERVE INFORMATION:

          The reserve estimates presented as of September 30, 1996 and 1995 were prepared by independent petroleum consultants. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

                                   F11

                       WINCO PETROLEUM CORPORATION
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)



NOTE 8.   UNAUDITED OIL AND GAS RESERVE INFORMATION, continued:

          Net quantities of proved reserves and proved developed reserves of crude oil (including condensate) and natural gas (all of which are located within the United States) are as follows:

                      RESERVE QUANTITY INFORMATION
             For the years ended September 30, 1995 and 1996

                                                  Oil (Bbls)   Gas(Mcf)
                                                  ----------   --------
          Proved Reserves
          ---------------
           Estimated quantity,
            October 1, 1994                          41,900     155,900

             Proved reserves donated                  2,200

             Revisions of previous estimates         (1,700)    (67,700)

             Production                              (5,600)    (11,700)
                                                     -------    --------

           Estimated quantity,
            September 30, 1995                       36,800      76,500

             Proved reserves purchased               76,200

             Revisions of previous estimates         24,200      38,900

             Production                              (9,800)    (10,100)
                                                    --------    --------

           Estimated quantity,
            September 30, 1996                      127,400     105,300
                                                    =======     =======


                                                Proved Reserves
                                         ------------------------------
                                         Developed  Undeveloped   Total
                                         ---------  -----------   -----
       Oil (Bbls)
          September 30, 1995                36,800       -        36,800
          September 30, 1996               127,400       -       127,400
       Gas (Mcf)
          September 30, 1995                76,500       -        76,500
          September 30, 1996               105,300       -       105,300


                                   F12

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

                   STANDARDIZED MEASURE OF DISCOUNTED
                    FUTURE NET CASH FLOWS AND CHANGES
             THEREIN RELATING TO PROVED OIL AND GAS RESERVES
                            AT SEPTEMBER 30,

                                                    1996        1995
                                                    ----        ----

          Future cash inflows                    $3,134,400  $  706,800
          Future production and
           development costs                     (1,703,800)   (432,200)
          Future income tax expenses                    -           -
                                                 ----------  ----------
          Future net cash flows                   1,430,600     274,600
          10% annual discount for
           estimated timing of cash flows          (543,900)     89,000
                                                 ----------  ----------
          Standardized measure of
           discounted future net
           cash flows                            $  886,700  $  185,600
                                                 ==========  ==========


          Following are the principal sources of change in the standardized measure of discounted future net cash flows during the years ended September 30:

                                                    1996        1995
                                                    ----        ----
          Standardized measure of
           discounted future net cash
           flows, beginning                      $  185,600  $  263,800
                                                 ----------  ----------
          Sales and transfers of oil
           and gas produced, net of
           production costs                         (67,500)    (28,100)
          Net changes in prices and
           production costs                          83,300      79,400
          Sales of minerals in place                    -           -
          Acquisition of reserves                   145,600       8,800
          Change in prices and production
           costs on acquired properties             508,500
          Development costs incurred
           during the period and
           change in estimated
           future development costs                     -           -
          Revisions of previous quantity
           estimates                                 12,600    (164,700)
          Accretion of discount                      18,600      26,400
          Net change in income taxes                    -           -
                                                 ----------  ----------
                                                    701,100     (78,200)
                                                 ----------  ----------
          Standardized measure of
           discounted future net cash
           flows, ending                         $  886,700  $  185,600
                                                 ==========  ==========

                                   F13

                       WINCO PETROLEUM CORPORATION
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 8.   UNAUDITED OIL AND GAS RESERVE INFORMATION, continued:

                   ESTIMATED FUTURE NET REVENUES FROM
                     PROVED RESERVES OF OIL AND GAS
               (Based on current prices and current cost)



                   Fiscal                           Proved       Total
                 year ending                      developed      proved
                September 30                       reserves     reserves
                ------------                       --------     --------

                  1997                            $  187,000  $  187,000
                  1998                               167,300     167,300
                  1999                               149,000     149,000
                  Remainder                          921,800     921,800
                                                  ----------  ----------

                                                  $1,425,100  $1,425,100
                                                  ==========  ==========

                 PRESENT VALUE OF FUTURE NET CASH FLOWS
              OF PROVED RESERVES DISCOUNTED AT 10% PER YEAR


                                                       September 30
                                                     ----------------
                                                     1996        1995
                                                     ----        ----

         Proved developed                         $  886,700  $  185,600
         Proved undeveloped                             -           -
                                                  ----------  ----------

           Total proved                           $  886,700  $  185,600
                                                  ==========  ==========







                                   F14

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WINCO PETROLEUM CORPORATION



Date: March 11, 1997                    By /s/ Cecil O'Brate
                                          --------------------------------
                                          Cecil O'Brate, President, Chief
                                          Executive Officer, and Director


Date: March 11, 1997                    By /s/ Daniel L. Dalke
                                          --------------------------------
                                          Daniel L. Dalke, Secretary,
                                          Treasurer, Principal Financial
                                          Officer and Director


Date: March 11, 1997                    By /s/  G. Allan Nelson
                                          --------------------------------
                                          G. Allan Nelson, Director