Form 10-Q
period 1996-12-31
WINCO PETROLEUM CORP
filed 1997-05-01
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C.  20549

                                FORM 10Q

              QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended - December 31, 1996

                                 0-9295
                         ----------------------
                         Commission File Number

                      WINCO PETROLEUM CORPORATION
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


        Colorado                                 84-0794604
-------------------------------   ---------------------------------------
(State of other jurisdiction of   (I.R.S. Employer Identification number)
incorporation of organization


   1645 Court Place, Suite 312
          Denver, Colorado                             80202
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


                            (303) 623-9095
          ---------------------------------------------------
         (Registrant's telephone number, including area code)


      ----------------------------------------------------------
      (Former name, former address, former fiscal year if change since last report)


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

Class:  Common Stock, No par value

Outstanding as of December 31, 1996: 40,852,576

                      WINCO PETROLEUM CORPORATION
                        CONDENSED BALANCE SHEET



                                                DECEMBER 31,  SEPTEMBER 30,
                                                   1996           1996
                                                (Unaudited)     (Audited)
                                               ------------   -------------
ASSETS
------

CURRENT ASSETS:
--------------
 Cash and short-term cash investments            $  124,636     $   97,941
 Notes and accounts receivable                       80,882         82,170
 Prepaid expenses and other                           5,649          6,389
                                                 ----------     ----------
   TOTAL CURRENT ASSETS                          $  211,167     $  186,500

INVESTMENTS IN OIL AND GAS PROPERTIES
 AT COST, NET (Using the full cost method
 of accounting)                                     238,088        248,340

WELL EQUIPMENT INVENTORY AT LOWER
 OF COST OR MARKET                                   31,947         53,476

FURNITURE, FIXTURES AND VEHICLES
 AT COST, Net of allowances for depreciation            828          1,000

OTHER ASSETS                                          1,000          1,000
                                                 ----------     ----------

                                                 $  483,030     $  490,316
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
-------------------
 Accounts payable to stockholders
  and directors                                  $       75     $      150
 Accounts payable and accrued liabilities            21,717         37,856
                                                 ----------     ----------
   TOTAL CURRENT LIABILITIES                     $   21,792     $   38,006
                                                 ----------     ----------

STOCKHOLDERS' INVESTMENT
------------------------
 Common stock, no par value; 50,000,000
   shares authorized; 23,000,000 shares
   issued and outstanding                           307,000        307,000
 Additional paid in capital                       1,260,920      1,260,920
 Accumulated deficit                             (1,106,682)    (1,115,610)
                                                 ----------     ----------
   TOTAL STOCKHOLDERS' EQUITY                    $  461,238     $  452,310
                                                 ----------     ----------

                                                 $  483,030     $  490,316
                                                 ==========     ==========

                      WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF EARNINGS
                              (UNAUDITED)



                                              THREE MONTHS ENDED DECEMBER 31,
                                                   1996           1995
                                                -----------    -----------
REVENUES:
--------
 Oil and gas sales                               $   72,770     $   26,483
 Interest income                                        955          1,214
                                                 ----------     ----------
                                                 $   73,725     $   27,697

EXPENSES:
--------
 Lease operating expenses                            38,385         20,664
 General and administrative                          14,872         12,979
 Depreciation, depletion and
  amortization                                       11,541          3,330
                                                 ----------     ----------
                                                 $   64,798     $   36,973

Loss before income tax                                8,927         (9,276)

Income tax expense (benefits)                    $       --     $       --
                                                 ----------     ----------

NET PROFIT (LOSS):                               $    8,927     $   (9,276)
-----------------                                ==========     ==========

NET PROFIT (LOSS) PER COMMON SHARE:
-----------------------------------
 Primary and fully diluted                       $       --     $       --
                                                 ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:             40,852,576     23,000,000
-----------------------------------              ==========     ==========

                      WINCO PETROLEUM CORPORATION
                        STATEMENT OF CASH FLOW



                                              THREE MONTHS ENDED DECEMBER 31,
                                                   1996           1995
                                               ------------   -------------

Cash flows from operating activities
 Net profit (loss)                               $    8,927     $   (9,276)


Adjustment to reconcile net profit (loss)
 to net cash used in operating activities:
   Depreciation, depletion and amortization          11,541          3,550
   Changes in current assets and current
    liabilities:
     Accounts receivable                             (1,288)         5,949
     Prepaid and other expenses                        (740)           742
     Accounts payable                                16,214         (8,278)
                                                 ----------     ----------

 Net cash provided by (used) in
  operating activities                               34,654         (7,313)

Cash flows from investing activities:
 Investment in oil and gas properties                (7,959)           394
                                                 ----------     ----------

     NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                       26,695         (6,919)

Cash and cash equivalents at beginning
 of the period                                       97,941        155,911
                                                 ----------     ----------

Cash and cash equivalents at end
 of the period                                   $  124,636     $  148,992
                                                 ==========     ==========

                      WINCO PETROLEUM CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

CONDENSED FINANCIAL STATEMENTS
------------------------------

1. The accompanying, unaudited, condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all principles for completed financial statements.

     In the opinion of Winco Petroleum Corporation the accompanying unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of December 31, 1996 and the results of operations and changes in financial position for the three months then ended. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1996.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. A provision of $11,541 was made for the three months ended December 31, 1996. Reserve for depreciation and depletion was $996,181 and $984,811 on December 31, 1996 and September 30, 1996 respectively.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended December 31, 1996 and 1995. The weighted average shares outstanding for the period ending December 31, 1996 and 1995 was 40,852,576 and 23,000,000 shares, respectively.

                      WINCO PETROLEUM CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the three months ended December 31, 1996 the Company's working capital increased $40,881. Working capital increased as a result of improved oil and gas sales due to the Company's acquisition of additional interests in oil and gas properties and better prices. The Company's working capital at December 31, 1996 was $89,375.

     The Company intends to utilize funds to purchase producing properties. The Company also may participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
------------------------------------------------------------------

     During the three months ended December 31, 1996 oil and gas sales increased approximately $46,287 from the comparable period in 1995 due to additional production from the interests in four (4) oil leases acquired by the Company and improved oil and gas prices. There was a corresponding increase in lease operating expenses of $17,951 between the same periods.

     Interest income decreased from the comparable period in 1995 due to less cash available for investment.

     Due to net operating loss carry forward and the tax credits available for financial reporting and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

     General and administrative expense increased from the comparable quarter in 1995, primarily as a result of costs associated with the distribution of Notice and Proxy to the shareholders.

                       WINCO PETROLEUM CORPORATION

PART II
-------

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          None

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WINCO PETROLEUM CORPORATION



                                        /s/ CECIL O'BRATE
                                        ---------------------------------
                                        Cecil O'Brate
                                        President

Dated: April 30, 1997