Form 10-Q
period 1997-03-31
WINCO PETROLEUM CORP
filed 1997-07-02
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                        Washington D.C.  20549

                               FORM 10Q

           QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended - March 31, 1997

                                0-9295
                        ----------------------
                        Commission File Number

                      WINCO PETROLEUM CORPORATION
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)


        COLORADO                               84-0794604
-------------------------------   ---------------------------------------
(State of other jurisdiction of   (I.R.S. Employer Identification number)
incorporation of organization


          P.O. BOX 342
      GARDEN CITY, KANSAS                                67846
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


                            (316) 275-2963
          ---------------------------------------------------
         (Registrant's telephone number, including area code)


    1645 COURT PLACE, SUITE 312, DENVER, CO 80202   (303) 623-9095
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

Class:  Common Stock, No par value

Outstanding as of March 31, 1997: 40,852,576

                      WINCO PETROLEUM CORPORATION
                        CONDENSED BALANCE SHEET



                                              SIX MONTHS
                                                 ENDED          YEAR ENDED
                                               MARCH 31,       SEPTEMBER 30,
                                                 1997              1996
                                              (Unaudited)        (Audited)
                                              -----------       ----------
ASSETS
------

CURRENT ASSETS:
  Cash and short-term cash
   investments                                $  136,585        $   97,941
  Notes and accounts receivable                   74,562            82,170
  Prepaid expenses and other                       4,908             6,389
                                              ----------        ----------
    TOTAL CURRENT ASSETS                         216,055           186,500

INVESTMENTS IN OIL AND GAS PROPERTIES
 AT COST, NET (Using the full cost method
 of accounting)                                  227,691           248,340

WELL EQUIPMENT INVENTORY At Lower
 of Cost or Market                                31,947            53,476

FURNITURE, FIXTURES AND VEHICLES
 At Cost, Net of Allowances for
 Depreciation                                        657             1,000

OTHER ASSETS                                       1,000             1,000
                                              ----------        ----------

    TOTAL ASSETS                              $  477,350        $  490,316
                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
  Accounts payable to stockholders
   and directors                              $      150        $      150
  Accounts payable and accrued
   liabilities                                    17,839            37,856
                                              ----------        ----------
    TOTAL CURRENT LIABILITIES                     17,989            38,006
                                              ----------        ----------

STOCKHOLDERS' INVESTMENT
  Common stock, no par value; 50,000,000
    shares authorized; 40,852,576
    shares issued and outstanding                307,000           307,000
  Additional paid in capital                   1,260,920         1,260,920
  Accumulated deficit                         (1,108,559)       (1,115,610)
                                              ----------        ----------
    TOTAL STOCKHOLDERS' INVESTMENT               459,361           452,310
                                              ----------        ----------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' INVESTMENT                $  477,350        $  490,316
                                              ==========        ==========

                      WINCO PETROLEUM CORPORATION
                   CONDENSED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                                     SIX MONTHS ENDED
                                               MARCH 31,          MARCH 31,
                                                 1997               1996
                                              ----------         ----------

REVENUES:
---------

 Oil and gas sales                            $   50,429        $   20,541
 Interest income                                     471             1,109
                                              ----------        ----------
                                                  50,900            21,650
                                              ----------        ----------

EXPENSES:
---------
 Lease operating expenses                         33,866            13,534
 General and administrative                        7,370            21,797
 Depreciation, depletion and amortization         11,542             5,768
                                              ----------        ----------
                                                  52,778            41,099
                                              ----------        ----------

Income (Loss) before income tax                   (1,878)          (19,449)

Income tax expense (benefits)                         --                --
                                              ----------        ----------

   NET INCOME (LOSS):                         $   (1,878)       $  (19,449)
                                              ==========        ==========

NET INCOME (LOSS) PER
 COMMON SHARE-
 Primary and fully diluted                    $       --        $       --
                                              ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:          40,852,576        23,000,000
                                              ==========        ==========

                      WINCO PETROLEUM CORPORATION
                        STATEMENT OF CASH FLOW



                                                     SIX MONTHS ENDED
                                               MARCH 31,          MARCH 31,
                                                 1997               1996
                                              ----------         ----------

Cash flows from operating activities:
 Net income (loss)                            $    7,049        $  (28,725)

 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation, depletion and
    amortization                                  23,083              9,098
     Changes in current assets and
     current liabilities:
     Accounts Receivable                          (7,608)           13,813
     Prepaid and Other Expenses                   (1,481)           (1,479)
     Accounts Payable                             20,017            (6,976)
                                              ----------        ----------

 Net cash provided by (used) in
  operating activities                            41,060           (14,269)

Cash flows from investing activities:
 Investment in oil and gas properties             (2,416)            1,675
                                              ----------        ----------

   NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                      38,644           (12,594)

Cash and Cash Equivalents at
 beginning of the period                          97,941           155,911
                                              ----------        ----------

Cash and Cash Equivalents at
 end of the period                            $  136,585        $  143,317
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

     In the opinion of Winco Petroleum Corporation the accompanying unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in financial position for the six months then ended. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1996.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. A provision of $11,541 was made for the six months ended March 31, 1997. Reserve for depreciation and depletion was $1,007,551 and $984,811 on March 31, 1997 and September 30, 1996, respectively.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the six month period ended March 31, 1997 and 1996. The weighted average shares outstanding for the period ending March 31, 1997 and 1996 was 40,852,576 and 23,000,000 shares, respectively.

                      WINCO PETROLEUM CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the six months ended March 31, 1997 the Company's working capital increased $8,691. Working capital increased as a result of improved oil and gas sales due to the Company's acquisition of additional interests in oil and gas properties and better prices for oil and gas. The Company's working capital at March 31, 1997 was $198,066.

     The Company intends to utilize funds to purchase producing properties. The Company also may participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------------

     During the six months ended March 31, 1997 oil and gas sales increased approximately $29,888 from the comparable period in 1996 due to additional production from the interests in four (4) oil leases acquired by the Company and improved oil and gas prices. There was a corresponding increase in lease operating expenses of $20,332 between the same periods.

     Interest income decreased from the comparable period in 1996 due to less cash available for investment.

     Due to net operating loss carry forward and the tax credits available for financial reporting and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

     General and administrative expense decreased from the comparable quarter in 1996, primarily as a result of costs associated with the annual audit and SEC filing requirements, which will appear in the quarter ending June 30, 1997 for the current year.

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



                                        WINCO PETROLEUM CORPORATION



                                        /s/ CECIL O'BRATE
                                        ----------------------------
                                        Cecil O'Brate
                                        President

Dated:  July 1, 1997