Form 10-Q
period 1997-06-30
WINCO PETROLEUM CORP
filed 1997-12-30
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                        Washington D.C.  20549

                               FORM 10Q

           QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended - June 30, 1997

                                0-9295
                        ----------------------
                        Commission File Number

                      WINCO PETROLEUM CORPORATION
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)


           COLORADO                            84-0794604
-------------------------------    -------------------------------------
(State of other jurisdiction of   (I.R.S. Employer Identification number)
incorporation of organization


            P.O. BOX 342
         GARDEN CITY, KANSAS                            67846
---------------------------------------              ----------
(Address of principal executive offices)             (Zip Code)


                            (316) 275-2963
          ---------------------------------------------------
         (Registrant's telephone number, including area code)


                                  N/A
 --------------------------------------------------------------------
 (Former name, former address, former fiscal year if change since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes                                 X   No
          -----                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class:  Common Stock, No par value

Outstanding as of June 30, 1997: 40,852,576

                      WINCO PETROLEUM CORPORATION
                        CONDENSED BALANCE SHEET



                                          NINE MONTHS ENDED     YEAR ENDED
                                              JUNE 30,         SEPTEMBER 30,
                                                1997               1996
                                             (UNAUDITED)        (AUDITED)
                                             ----------         ----------
ASSETS
------

CURRENT ASSETS:
Cash and short-term cash investments          $  258,873        $   97,941
 Notes and accounts receivable                    64,016            82,170
 Prepaid expenses and other                        4,908             6,389
                                              ----------        ----------
   TOTAL CURRENT ASSETS                          327,797           186,500

INVESTMENTS IN OIL AND GAS PROPERTIES
 AT COST, NET (Using the full cost
 method of accounting)                           216,320           248,340

WELL EQUIPMENT INVENTORY At Lower
 of Cost or Market                                31,947            53,476

FURNITURE, FIXTURES AND VEHICLES
 At Cost, Net of Allowances for
 Depreciation                                        657             1,000

OTHER ASSETS                                       1,000             1,000
                                              ----------        ----------

   TOTAL ASSETS                               $  577,721        $  490,316
                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
 Accounts payable to stockholders
  and directors                               $      150        $      150
 Accounts payable and accrued
  liabilities                                     36,587            37,856
                                              ----------        ----------
   TOTAL CURRENT LIABILITIES                      36,737            38,006
                                              ----------        ----------

STOCKHOLDERS' INVESTMENT
 Common stock, no par value; 50,000,000
   shares authorized; 40,852,576 shares
   issued and outstanding                        307,000           307,000
 Additional paid in capital                    1,260,920         1,260,920
 Accumulated deficit                          (1,026,936)       (1,115,610)
                                              ----------        ----------
   TOTAL STOCKHOLDERS' INVESTMENT                540,984           452,310
                                              ----------        ----------

   TOTAL LIABILITIES AND
     STOCKHOLDERS' INVESTMENT                 $  577,721        $  490,316
                                              ==========        ==========

                      WINCO PETROLEUM CORPORATION
                   CONDENSED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                              THREE MONTHS ENDED JUNE 30,
                                                1997               1996
                                             ----------         ----------

REVENUES:
---------

 Oil and gas sales                            $   61,793       $    31,867
 Interest income                                     629             1,197
 Gain on sale of reserves                         76,463                --
                                              ----------        ----------
                                                 138,885            33,064
                                              ----------        ----------

EXPENSES:
---------
 Lease operating expenses                         26,577            16,813
 General and administrative                       19,315            19,335
 Depreciation, depletion and amortization         11,370             9,469
                                              ----------        ----------
                                                  57,262            45,617
                                              ----------        ----------

Income (Loss) before income tax                   81,623           (12,553)

Income tax expense (benefits)                         --                --
                                              ----------        ----------

   NET INCOME (LOSS):                         $   81,623        $  (12,553)
                                              ==========        ==========

NET INCOME (LOSS) PER
 COMMON SHARE-
 Primary and fully diluted                    $       --        $       --
                                              ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:          40,852,576        23,000,000
                                              ==========        ==========

                      WINCO PETROLEUM CORPORATION
                        STATEMENT OF CASH FLOW



                                               NINE MONTHS ENDED JUNE 30,
                                                 1997               1996
                                              ----------         ----------

Cash flows from operating activities:
 Net income (loss)                            $   88,674        $  (41,278)

 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
   Depreciation, depletion and
    amortization                                  34,453            18,849
   Changes in current assets and
    current liabilities:
     Accounts Receivable                         (18,154)          (27,824)
     Prepaid and Other Expenses                   (1,481)            1,909
     Accounts Payable                              1,269            12,089
                                              ----------        ----------

 Net cash provided by (used) in
  operating activities                           104,761           (36,255)

Cash flows from investing activities:
 Investment in oil and gas properties             56,171            (1,125)
                                              ----------        ----------

   NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                     160,932           (37,380)

Cash and Cash Equivalents at beginning
 of the period                                    97,941           155,911
                                              ----------        ----------

Cash and Cash Equivalents at end
 of the period                                $  258,873        $  118,531
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

     In the opinion of Winco Petroleum Corporation the accompanying unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in financial position for the nine months then ended. Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1996.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. A provision of $34,453 was made for the nine months ended June 30, 1997. Reserve for depreciation and depletion was $1,019,420 and $984,811 on June 30, 1997 and September 30, 1996, respectively.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the nine month period ended June 30, 1997 and 1996. The weighted average shares outstanding for the period ending June 30, 1997 and 1996 was 40,852,576 and 23,000,000 shares, respectively.

                      WINCO PETROLEUM CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the nine months ended June 30, 1997 the Company's working capital increased $92,994. Working capital increased as a result of improved oil and gas sales due to the Company's acquisition of additional interests in oil and gas properties and sale of some of the Company's reserves and equipment in Wyoming. The Company's working capital at June 30, 1997 was $291,060.

     The Company intends to utilize these funds to purchase producing properties. The Company also may participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997
------------------------------------------------------------

     During the nine months ended June 30, 1997 oil and gas sales increased approximately $29,926 from the comparable period in 1996 due to additional production from the interests in four (4) oil leases acquired by the Company and improved oil and gas prices. There was a corresponding increase in lease operating expenses of $9,764 between the same periods.

     Interest income decreased from the comparable period in 1996 due to less cash invested during the period.

     Due to net operating loss carry forward and the tax credits available for financial reporting and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

     General and administrative expense increased from the comparable quarter in 1996, primarily as a result of costs associated with the annual audit and SEC filing requirements, which appeared in the quarter ending March 31, 1996 for last year.

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



                                        WINCO PETROLEUM CORPORATION



                                        /s/ CECIL O'BRATE
                                        -------------------------------
                                        Cecil O'Brate
                                        President

Dated: December 29, 1997