Form 10KSB40
period 1997-09-30
WINCO PETROLEUM CORP
filed 1998-02-17
CIK 313968

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  SEPTEMBER 30, 1997

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ___________ to ___________

                       Commission File No. 0-9295

                       WINCO PETROLEUM CORPORATION
          -----------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

           COLORADO                              84-0794604
-------------------------------   ---------------------------------------
(State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
Incorporation or Organization)
                              3118 CUMMINGS
                        GARDEN CITY, KANSAS 67846
       -----------------------------------------------------------
      (Address of Principal Executive Offices, Including Zip Code)

Registrant's Telephone Number, Including Area Code:  (316) 275-2963

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
                         Yes    X      No
                             -------      -------

As of February 23, 1997, 40,852,576 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Winco Petroleum Corporation held by nonaffiliates was not able to be ascertained as no trading market exists for the Registrant's Common Stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  / X /

Documents incorporated by reference:  NONE.

This Form 10-KSB consists of 37 pages.  The Exhibit Index begins on page
17.

                                 PART I

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS IN THIS FORM 10-KSB UNDER "ITEM 1. DESCRIPTION OF BUSINESS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND ELSEWHERE IN THIS FORM 10-KSB CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE
FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; EXPANSION OF THE HOME MEAL REPLACEMENT BUSINESS; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

GENERAL

     Winco Petroleum Corporation (the "Registrant" or the "Company") with its principal and executive offices at 3118 Cummings, Garden City, Kansas 67846, telephone (316) 275-2963, was incorporated as a Colorado corporation on June 21, 1979. The Company was formed primarily for the purpose of exploration, development, and production of oil and gas.

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

OPERATIONS

     As of September 30, 1997, the Registrant or affiliate entities serve as operator for all of the Registrant's producing wells and for which it receives an operating fee for each well. The Registrant believes that, as operator, it is in a better position to control costs, safety and timeliness of work as well as other critical factors affecting the economics of a well or property. The Registrant presently operates wells which represent virtually 100% of the Registrant's proved reserves.

CUSTOMERS AND MARKETS

     Two purchasers each represent in excess of 10% of the Registrant's total oil and gas revenue for the fiscal years ended September 30, 1997 and 1996. These purchasers are Koch Oil Company, Inc. and Texaco Trading, Inc. Prices of Registrant's oil and gas are generally set unilaterally by the individual buyers based upon prevailing market prices paid to oil and gas producers in that area.

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

RECENT DEVELOPMENTS

     On September 28, 1997, the Company acquired 100% of the working interest and operations of an oil lease in Barron County, Kansas, called the Hofmeister. This lease has one producing oil well, which will contribute to the Company's cash flow and net income in the next fiscal year. Part of the working interest acquired (i.e. 12.5%) was purchased from American Warrior, Inc., a company affiliated by common ownership. The purchase from American Warrior, Inc. was on the same terms as the remaining working interest (i.e. 87.5%) that was purchased from outside parties with no affiliation.

     During fiscal 1997, the Company plugged and abandoned an oil and gas lease in Wyoming, the Hummer-Federal. This well was located in an area in which the surface acreage was committed for coal production from a strip-mining operation. As the mining operation was approaching the Company's well, pursuant to an agreement between the Company and the coal production company, the Company plugged the well and was reimbursed for lost reserves. The reimbursement for reserves and sale of salvaged equipment, net of costs of plugging, resulted in an amount of $71,204. As the disposition of this lease involved significant reserves included in the full cost pool of oil and gas properties, an allocation was made of estimated original cost and accumulated depreciation, depletion and amortization applicable to this property, resulting in a gain on disposition of $43,811. The allocation of net costs of $27,393 recorded as a reduction of capitalized costs was based on the current production rates of all oil and gas properties in the full cost pool.

     Subsequent to September 30, 1997 and effective January 1, 1998, the Company sold the remaining oil and gas production in Wyoming, except the Madsen 12-9 lease. The Madsen 12-9 is operated on behalf of the Company by an oil and gas operator located in Wyoming, who owns a partial interest in that lease. This sale will enable the Company to reinvest those resources in the mid-continent area, probably Kansas, where the Company's operations will be more concentrated. The seven leases sold, including two non-producers, contributed about 32% of the Company's oil and gas sales in fiscal 1997. The reinvestment of the proceeds of this sale will be in oil and gas leases, whether operated by the Company or by others, which will have more development potential.

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

OFFICE AND OPERATIONS FACILITIES

     The Registrant currently maintains its offices at 3118 Cummings, Garden City, Kansas. The office space is owned by American Warrior, Inc. and no rent was charged or paid during fiscal 1997. This arrangement will be continued for the foreseeable future.

EMPLOYEES

     At September 30, 1997, the Registrant did not have any full-time employees. Services on a part-time basis were provided by employees of American Warrior, Inc., a company affiliated by ownership of some of the Company's common stock.


ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------

OIL AND GAS RESERVES

     The table below sets forth the Registrant's quantities of proved reserves, as estimated by McCartney Engineering, consulting independent petroleum engineer, all of which are located in the continental U.S., and the present value of estimated future net revenues from these reserves on a non-escalated basis discounted by 10 percent per year as of the last two fiscal years ending September 30, 1997 and 1996. Reserve estimates are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors outside the Registrant's control.

                                                  Year Ended
                                                 September 30,
                                        ------------------------------
                                             1997             1996

    Estimated Proved Gas Reserves              4,271          105,300
     (MCF)
    Estimated Proved Oil Reserves             99,780          127,400
     (Bbls)
    Present Value of Future Net              433,181          886,700
     Revenues (before future
     income tax expense)


    Reference should be made to Supplemental Oil and Gas Information on pages F-8 and F-9 of this Annual Report on Form 10-KSB for additional information pertaining to the Registrant's proved oil and gas reserves. During fiscal 1997 the Registrant did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

PRODUCTION

    The following table sets forth the Registrant's net oil and gas production for the last two fiscal years.

                                                  Year Ended
                                                 September 30,
                                        ------------------------------
                                             1997             1996

    Natural Gas (MCF)                          6,201           10,100
    Crude Oil & Condensate (Bbls)             10,334            9,800

AVERAGE SALES PRICES AND PRODUCTION COSTS

    The following table sets forth the average gross sales price and the average production cost per unit of oil produced, including production taxes, for the last two fiscal years. For purposes of calculating production cost per equivalent barrel, MCF's of gas have been converted at a ratio of six MCF's of gas for each barrel of oil:

                                                  Year Ended
                                                 September 30,
                                        ------------------------------
                                             1997             1996

    Average Sales Price
     Gas (per MCF)                              3.43             1.82
     Oil (per Bbl)                             19.94            18.36
    Average Production Cost Per
     Equivalent Barrel                         10.47             7.46

PRODUCING WELLS AND DEVELOPMENT ACREAGE

    The following table sets forth, as of September 30, 1997, the approximate number of gross and net producing oil and gas wells and their related developed acres owned by the Registrant. Productive wells are producing wells and wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                        PRODUCING WELLS               DEVELOPED ACRES
              -----------------------------------     ---------------
                     OIL               GAS            GROSS      NET
               --------------     --------------      -----      ---
               GROSS      NET     GROSS      NET
                 9      5.96         0         0       1,960     1,203

UNDEVELOPED ACREAGE

    At September 30, 1997, the Registrant held undeveloped acreage as set forth below:

                                              UNDEVELOPED ACREAGE
                                        ------------------------------
    LOCATION                                GROSS              NET
    Kansas                                      0                 0
    Wyoming                                 1,400             1,400

DRILLING ACTIVITIES

    The Registrant had no drilling activities for the years ended
September 30, 1997 and 1996. The Registrant's drilling activities, when conducted, are on a contract basis with independent drilling contractors.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

    The Registrant is not engaged in any material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
--------------------------------------------------------------

    None.

                                 PART II
                                 -------

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS.
-------

    (a) PRINCIPAL MARKET OR MARKETS. The Registrant's common stock, no par value, is traded in the national over-the-counter market and quotes for such common stock are reported by the National Association of Securities
Dealers, Inc. on its "pink sheets" under the symbol "WNCO."   The range of
high and low bid prices for each quarterly period during the two most recent fiscal years ended September 30, 1997 and 1996 are reported as follows:

              Quarter Ended             High         Low
              -------------             ----         ---

              December 31, 1995        No quote     No quote
              March 31, 1996           No quote     No quote
              June 30, 1996            No quote     No quote
              September 30, 1996       No quote     No quote

              December 31, 1996        No quote     No quote
              March 31, 1997           No quote     No quote
              June 30, 1997            No quote     No quote
              September 30, 1997       No quote     No quote

              December 31, 1997        No quote     No quote

    The trading market for the Registrant's Common Stock is extremely sporadic and limited.

    (b) SECURITY HOLDERS. The approximate number of security holders of record of the Registrant's no par value common stock as of September 30, 1997 was approximately 2,350.

    (c) Dividends. Holders of Common Stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's common stock and the Registrant has no present plans to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL INFORMATION.
---------------------------------------

    The following is a summary of selected financial data which the Registrant believes highlights its financial condition and results of operations.

                                           Year Ended September 30,
                                        ------------------------------
                                            1997             1996

Revenues                                  $ 227,300        $ 158,821

Net Earnings (Loss)                          62,602          (60,876)

Net Earnings (Loss)
  Per Common Share                        $   --   *       $    --  *
                                          =========        =========

Total Assets                                580,142          490,316

Long-term Obligations                          --               --
                                          =========        =========
___________________

*  Less than one cent per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30, 1997 VS. SEPTEMBER 30, 1996
----------------------------------------------------

RESULTS OF OPERATIONS

    The Registrant had a net income for the year ended September 30, 1997 totaling $62,602, compared to a net loss of $60,876 at September 30, 1996. This improvement was primarily a result of increased oil and gas income from the newer properties acquired, reduced general and administrative costs and the reimbursement for reserves from plugging the Hummer Federal lease in Wyoming.

REVENUES

    Oil and gas sales for the year ended September 30, 1997 totaled $227,300 compared to revenues of $163,422 for the year ended September 30, 1996. Oil production increased from 9,800 barrels to 10,334 barrels for a net increase of 534 barrels or 5.45%. Gas production decreased from 10,100 MCFs to 6,201 MCFs for a net decrease of 3,899 MCFs or 38.6%. These changes in revenue and fluctuations in production were created primarily by the purchase by the Registrant of four (4) producing wells and the plugging of two wells.

COSTS AND EXPENSES

    Oil and gas production costs for the year ended September 30, 1997 totaled $108,230 for a 12.64% (or $12,143) increase over the year ended September 30, 1996 costs of $96,087. The increased costs were primarily a result of the cost of production from additional properties less a reduction of workover expenses which were incurred in 1996.

    General and administrative expenses totaled $86,741 at September 30, 1997 as compared to $105,233 at September 30, 1996 for a total decrease of 17.57%. This decrease was due to additional costs in the previous year and substantial reductions of costs as a result of the relocating the Company's office.

    Depreciation, depletion and amortization costs for the year ended September 30, 1997 totaled $28,134 for an increase of $7,238 (or 34.64%) over the year ended September 30, 1996 costs of $20,896. This increase resulted from the inclusion of properties acquired last year.

    Exploration costs and dry hole costs were not incurred during fiscal years September 30, 1996 and 1997.

OTHER INCOME (LOSS)

    Other income (loss) for the year ended September 30, 1997, was $58,407, an increase of $53,972 from the year ended September 30, 1996 amount of $4,435.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended September 30, 1997, the Registrant's working capital increased from $148,494 at September 30, 1996 to $191,902 at September 30, 1997.

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

    Not Applicable.

                                PART III
                                --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
---------------------------------------------------------------------

    (a)(b)    IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
              SIGNIFICANT EMPLOYEES.

    The following sets forth certain information with respect to the officers and directors of the Registrant.

    Name                   Age               Position
    ----                   ---               --------

Cecil O'Brate (1)          68        President, Chief Executive Officer
                                     and a Director since 1996

Daniel L. Dalke (1)        47        Secretary, Treasurer, Chief Financial
                                     Officer and a Director since 1996

G. Allan Nelson            74        Director since 1989

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

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

    (a)(b)    GENERAL AND SUMMARY COMPENSATION TABLE.

    The following table sets forth all compensation paid or accrued by the Registrant for services rendered during the fiscal years ended September 30, 1995, 1996 and 1997 by its Chief Executive Officer. No other executive officers received a salary and other compensation which exceeded $100,000 during any year.


                              Annual Compensation                           Long Term Compensation
                   --------------------------------------------    --------------------------------------------
    Name and                                                       Restricted
    Principal                                                       Stock     Options/   LTIP      All Other
    Position         Year   Salary   Bonuses($)    Compensation     Awards     SARS    Payouts($) Compensation
    --------         ----   ------   ----------    ------------     ------     ----    ---------  -------------
Cecil O'Brate,       1997   $    0      -0-        $  -0-          -0-         -0-       -0-         -0-
President and        1996     N/A       -0-        $  -0-          -0-         -0-       -0-         -0-
Chief Executive      1995     N/A       -0-        $  -0-          -0-         -0-       -0-         -0-
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

                                         Beneficial Ownership (1)
                                         ------------------------

    Name                            Number of Shares       Percentage
    ----                            ----------------       ----------

Cecil O'Brate                          16,949,947 (2)         41.52%
P.O. Box 399
Garden City, KS  67846

Daniel Lee Dalke                                0               0.0%
P.O. Box 399
Garden City, KS 67846

G. Allen Nelson                             8,300               .04%
P.O. Box 399
Garden City, KS 67846

Betty Lee Winkler                       7,049,300             17.25%
P.O. Box 399
Garden City, KS 67846

American Warrior, Inc.                 16,949,947             41.52%
P.O. Box 399
Garden City, KS  67846

All Directors and Officers             16,958,247 (3)         41.56%
as a Group (4 persons)  (2)
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

(2) Cecil O'Brate is the President, a director and the majority shareholder of American Warrior, Inc. and therefore may be deemed to be the beneficial owner of the shares owned by American Warrior, Inc.

(3) Includes 16,949,947 shares owned by American Warrior, Inc., as to which Cecil O'Brate, a Director and Officer of the Registrant, may be deemed to have beneficial ownership by virtue of being a Director and Officer of American Warrior, Inc.

    (c)  CHANGES IN CONTROL.

    No understandings, arrangements or agreements are known by management at this time which would result in a change in control of the Registrant.

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

    None.

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

    Based solely on the Registrant's review of the copies of such forms received by it during the fiscal year ended September 30, 1996, and written representations that no other reports were required, the Registrant believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Registrant's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal year:

                                 PART IV
                                 -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
------------------------------------------------------------------------

(a) The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

                                                                    Page
                                                                    ----

    Reports of Independent Certified Public
    Accountants. . . . . . . . . . . . . . . . . . . . . . . . .     F-1

    Balance Sheet - September 30, 1997 . . . . . . . . . . . . .     F-2

    Statements of Operations for the years
    ended September 30, 1997 and 1996  . . . . . . . . . . . . .     F-3

    Statements of Stockholders' Equity
    for the years ended September 30,
    1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . .     F-4

    Statements of Cash Flows for the years
    ended September 30, 1997 and 1996  . . . . . . . . . . . . .     F-5

    Notes to Financial Statements. . . . . . . . . . . . . . . .     F-6-F-17

    All Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

         (3)(a)    EXHIBITS.

         19.1 Reserve Report prepared by McCartney Engineering, Inc.
         27   Financial Data Schedule

         (b) REPORTS ON FORM 8-K. The Registrant did not file a report on Form 8-K during the period covered by this report.

                       WINCO PETROLEUM CORPORATION
                          FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997
                                  WITH
                      INDEPENDENT AUDITORS' REPORT

                            TABLE OF CONTENTS
                            -----------------
                                                                      Page
                                                                    --------

Independent Auditors' Report . . . . . . . . . . . . . . . . . .        1


Financial Statements:

    Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . .        2

    Statements of Operations . . . . . . . . . . . . . . . . . .        3

    Statements of Stockholders' Equity   . . . . . . . . . . . .        4

    Statements of Cash Flows . . . . . . . . . . . . . . . . . .        5

    Notes to Financial Statements. . . . . . . . . . . . . . . .      6 - 17

ALLEN, GIBBS & HOULIK, L.C.
Certified Public Accountants & Consultants

Epic Center * 301 N. Main, Suite 1700
Wichita, Kansas 67202-4868
(316)267-7231 * FAX(316)267-0339





                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------


Board of Directors and Stockholders
WINCO PETROLEUM CORPORATION


We have audited the accompanying balance sheet of Winco Petroleum
Corporation as of September 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winco Petroleum Corporation as of September 30, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                   /s/ ALLEN, GIBBS & HOULIK, L.C.

January 30, 1998

                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------


Board of Directors and Stockholders
WINCO PETROLEUM CORPORATION


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Winco Petroleum Corporation for the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Winco Petroleum Corporation for the year ended September 30, 1996, in conformity with generally accepted accounting principles.



/s/ LARRY VAN ZETTEN, P.C.
----------------------------------

January 30, 1998

                       WINCO PETROLEUM CORPORATION

                              BALANCE SHEET

                           SEPTEMBER 30, 1997

                                 ASSETS
                                 ------
CURRENT ASSETS
 Cash and cash equivalents                                      $  166,605

 Accounts receivable                                                38,437
 Accounts receivable - related party                                31,490
                                                                ----------

     Total current assets                                          236,532
                                                                ----------
PROPERTY AND EQUIPMENT
 Investment in oil and gas properties, at cost
  (full cost method)                                             1,054,867
 Furniture, fixtures and vehicles, at cost                          22,698
                                                                ----------
                                                                 1,077,565
 Less accumulated depreciation, depletion
  and amortization                                                (767,173)
                                                                ----------
                                                                   310,392
                                                                ----------
OTHER ASSETS
 Well equipment inventory, at lower of cost or market               32,218
 Other assets                                                        1,000
                                                                ----------
                                                                    33,218
                                                                ----------

                                                                $  580,142
                                                                ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES
 Accounts payable:
   Trade                                                        $   13,630
   Directors and shareholders                                       25,035
 Accrued liabilities                                                 5,965
                                                                ----------

     Total current liabilities                                      44,630
                                                                ----------

COMMITMENT

STOCKHOLDERS' EQUITY
 Common stock, no par value; 500,000,000 shares
   authorized; 40,852,576 shares issued and
   outstanding                                                     307,000
 Additional paid-in capital                                      1,281,520
 Deficit                                                        (1,053,008)
                                                                ----------

     Total stockholders' equity                                    535,512
                                                                ----------

                                                                $  580,142
                                                                ==========

                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                         STATEMENT OF OPERATIONS

                 Years Ended September 30, 1997 and 1996



                                                1997               1996
                                             ----------         ----------

Oil and gas sales                             $  227,300        $  163,422
                                              ----------        ----------

Costs and expenses:
 Lease operating, including
  production taxes                               108,230            96,087
 Depreciation, depletion and
  amortization                                    28,134            20,896
 General and administrative                       86,741           105,233
 Write-down of well equipment inventory               --             6,517
                                              ----------        ----------

                                                 223,105           228,733
                                              ----------        ----------

   Operating income (loss)                         4,195           (65,311)
                                              ----------        ----------

Other income (expense):
 Interest income                                   3,251                --
 Gain on sale of investment in oil
  and gas properties                              43,811                --
 Gain on sale of assets                               --             4,120
 Other                                            11,345               315
                                              ----------        ----------

                                                  58,407             4,435
                                              ----------        ----------

   Income (loss) before taxes                     62,602           (60,876)
                                              ----------        ----------

Income tax expense (benefit)                          --                --
                                              ----------        ----------

   Net income (loss)                          $   62,602        $  (60,876)
                                              ==========        ==========

Net earnings (loss) per common share          $       --        $       --
                                              ==========        ==========



                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                   STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended September 30, 1997 and 1996




                           Common                 Additional
                           Stock        Common     Paid-in
                           Issued       Stock      Capital      Deficit        Total
                         ----------   ----------  ---------    ----------    ----------
Balance,
  September 30, 1995     23,000,000   $ 173,000   $1,249,320   $(1,054,734)  $ 367,586

Issuance of
  additional shares      17,852,576     134,000       11,600            --     145,600

Net loss                         --          --           --       (60,876)    (60,876)
                         ----------   ---------   ----------    ----------   ---------

Balance,
  September 30, 1996     40,852,576     307,000    1,260,920    (1,115,610)    452,310

Services contributed             --          --       20,600            --      20,600

Net income                       --          --           --       63,602       63,602
                         ----------   ---------   ----------   ----------    ---------

Balance,
  September 30, 1997     40,852,576   $ 307,000   $1,821,520  $(1,053,008)   $ 535,512
                         ==========   =========   ==========   ==========    =========








                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                 Years Ended September 30, 1997 and 1996


                                                 1997              1996
                                              ----------        ----------

Cash flows from operating activities:
 Net income (loss)                            $   62,602        $  (60,876)
 Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
     Services contributed                         20,600                --
     Depreciation, depletion
      and amortization                            28,134            20,896
     Write-down of well equipment
      inventory                                       --             6,517
     Gain on sale of investment in
      oil and gas properties                     (43,811)               --
     Gain on sale of assets                           --            (4,120)
     Change in current assets and
      current liabilities:
       Accounts receivable                        12,243           (32,613)
       Prepaid expenses                            6,389               170
       Accounts payable                           20,371            14,170
       Accrued expenses                          (13,747)           (2,522)
                                              ----------        ----------

         NET CASH PROVIDED BY (USED
          IN) OPERATING ACTIVITIES                92,781           (58,378)
                                              ----------        ----------

Cash flows from investing activities:
 Purchase of investment in oil and
   gas properties and office equipment          (116,579)           (3,712)
 Net proceeds from sale of investment
   in oil and gas properties                      71,204                --
 Proceeds from sale of assets                         --             4,120
 Proceeds from sale of well equipment
   inventory                                      21,258                --
                                              ----------        ----------

         NET CASH (USED IN) PROVIDED
          BY INVESTING ACTIVITIES                (24,117)              408
                                              ----------        ----------

         INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                    68,664           (57,970)

Cash and cash equivalents,
 beginning of year                                97,941           155,911
                                              ----------        ----------

         CASH AND CASH EQUIVALENTS,
          END OF YEAR                         $  166,605        $   97,941
                                              ==========        ==========

Supplemental schedule of non-cash
 operating and investing activities:
   Common stock issued for investment
     in oil and gas properties                $       --        $  145,600
   Additional paid-in capital for
     services rendered by a related
     party                                        20,600                --
   Interest paid                                      --                --
   Income taxes paid                                  --                --

                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS - Winco Petroleum Corporation (the Company), incorporated on June 21, 1979, is engaged in the business of acquiring and developing interests in domestic oil and gas properties, primarily in Kansas and southeastern Wyoming.

     CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     OIL AND GAS PROPERTIES - The Company follows the "full-cost" method of accounting for developed oil and gas properties. Under this method, all costs associated with property acquisition, exploration and development activities are capitalized in one cost center, including internal costs that can be identified with those activities. No gains or losses are recognized on the sale or abandonment of oil and gas properties, unless it involves the disposition of significant reserves in which case the gain or loss is recognized in income.

     The Company's producing oil and gas properties acquired in 1997 and 1996 are accounted for at cost, in a discreet pool applicable to such properties. The Company has not incurred any development costs in 1997 or 1996.

     Depreciation, depletion and amortization of the full-cost pool and acquired production are computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion, depreciation and amortization provision is made if the total capitalized costs of oil and gas properties in the cost center exceed the "capitalization ceiling" which is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to such cost center plus (2) the carrying value of the cost center's unproved properties.

     At September 30, 1997 and 1996, the total capitalized cost of oil and gas properties did not exceed the capitalization ceiling. Therefore, no additional depletion, depreciation, and amortization provision was taken for fiscal 1997 or 1996.

     Based on independent engineers' estimates for fiscal 1997 and 1996, the provision for depreciation, depletion and amortization on a per equivalent barrel basis was approximately $.58 and $1.71 for 1997 and 1996, respectively.



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     UNDEVELOPED OIL AND GAS PROPERTIES - Undeveloped oil and gas leases represent leasehold and other costs of acquiring leases. Leases are stated at the lower of cost or market using the specific identification method.

     FURNITURE, FIXTURES AND VEHICLES - Furniture, fixtures and vehicles are depreciated using accelerated methods over estimated useful lives ranging from three to seven years.

     WELL EQUIPMENT INVENTORY - Well equipment inventory used by the Company is transferred to the full-cost pool at its carrying value. The inventory is stated at the lower of cost or market using the first-in, first-out method.

     INCOME TAXES - The Company provides deferred income taxes for intangible drilling and developmental costs and other costs incurred that enter into the determination of taxable income and accounting income in different periods when applicable. The excess of statutory depletion over cost depletion for income tax purposes will be recognized as a permanent difference in the period in which the excess occurs.

     EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common share is computed utilizing the weighted average number (40,852,576 in 1997 and 27,463,144 in 1996) of common shares outstanding.

     ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect 1) the reported amounts of assets and liabilities, 2) disclosures such as contingencies, and 3) the reported amounts of revenues and expenses included in such financial statements. Actual results could differ from those estimates.

     CONCENTRATION - The Company places its cash with high credit quality institutions. At such times deposits may be in excess of FDIC insurance limits.

     RECLASSIFICATIONS - Certain items have been reclassified on the 1996 financial statements to be consistent with the classifications used in 1997.



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


2.   OIL AND GAS ACTIVITIES

     Oil and Gas Operations
     ----------------------

     Information relating to the Company's oil and gas operations, including costs incurred in such, is summarized below:



                                                      YEARS ENDED
                                                     SEPTEMBER 30
                                              ----------------------------
                                                 1997              1996
                                              ----------        ----------

       Capitalized costs:
         Property acquisition costs           $  116,579        $  145,600
         Exploration costs                            --            33,811
         Recovery of costs/transfer to
         well equipment inventory                     --           (30,100)
                                              ----------        ----------

                                                 116,579           149,311
                                              ----------        ----------
       Production costs:
         Lease operating costs                    96,206            80,669
         Production and transportation
           taxes                                   5,774            14,476
         Ad Valorem taxes                          6,250               942
                                              ----------        ----------

                                                 108,230            96,087
                                              ----------        ----------

                                              $  224,809        $  245,398
                                              ==========        ==========









                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


2.   OIL AND GAS ACTIVITIES (CONTINUED)

     Capitalized Costs
     -----------------

     Capitalized costs associated with oil and gas producing activities and related accumulated depreciation, depletion and amortization are as follows:

                                                YEARS ENDED SEPTEMBER 30
                                              ----------------------------
                                                 1997              1996
                                              ----------        ----------

     Proved properties                        $1,054,867        $1,233,652
     Unproved properties                              --                --
                                              ----------        ----------

                                               1,054,867         1,233,652
                                              ----------        ----------
     Accumulated depreciation,
        depletion and amortization               278,813           251,316
     Additional accumulated
        depreciation, depletion
        and amortization
        "capitalization ceiling"                 465,662           733,994
                                              ----------        ----------

                                                 744,475           985,310
                                              ----------        ----------

     Net capitalized costs                    $  310,392        $  248,342
                                              ==========        ==========

     Major customers
     ---------------

     The Company's oil and gas sales consisted of sales to unaffiliated purchasers primarily as follows:

                                                      YEARS ENDED
                                                     SEPTEMBER 30
                                              ----------------------------
                                                 1997              1996
                                              ----------        ----------

          Purchaser
             A                                $  194,912        $  120,310
             B                                    11,125            16,255
                                              ----------        ----------

                                              $  206,037        $  136,565
                                              ==========        ==========

     % to total oil and gas sales                 90.65%            87.87%
                                              ==========        ==========



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


2.   OIL AND GAS ACTIVITIES (CONTINUED)

     Properties Acquired
     -------------------

     During 1996, the Company acquired four additional properties in exchange for 17,852,576 shares of additional stock, 43.7% of the outstanding shares. In addition, two representatives of the properties' prior owner were elected to the board of directors, which totalled three members at September 30, 1997, and were elected to the offices of Chief Executive Officer/President and Secretary/Treasurer. For financial statement purposes these properties are valued at the carryover cost basis of the prior owner, $145,600, since the seller effectively has control of the Company. Three of the acquired properties are located in central and western Kansas and one is located in Wyoming. At the time of the acquisition, reserves from these properties were estimated to be 76,000 barrels of oil with a discounted future net cash flow of $477,000.

     On September 29, 1997, the Company acquired 100% of the working interest and operations of an oil lease in Barton County, Kansas, called the Hofmeister, for $116,580. This lease has one producing oil well, which is expected to contribute to the Company's cash flow and net income in the subsequent fiscal year. Part of the working interst acquired (i.e., 12.5%) was purchased from American Warrior, Inc., a company affiliated by common ownership. The purchase from American Warrior, Inc. was on the same terms as the remaining working interest (i.e., 87.5%) that was purchased from outside parties with no affiliations.

     Properties Disposed Of
     ----------------------

     During fiscal 1997, the Company plugged and abandoned an oil and gas lease in Wyoming, the Hummer-Federal. This well was located in an area in which the surface acreage was committed for coal production from a strip-mining operation. As the mining operation was approaching the Company's well, pursuant to an agreement between the Company and the coal production company, the Company plugged the well and was reimbursed for lost reserves. The reimbursement for reserves and sale of salvaged equipment, net of costs of plugging, resulted in net proceeds of $71,204. As the disposition of this lease involved significant reserves included in the full cost pool of oil and gas properties, an allocation was made of estimated original cost and accumulated depreciation, depletion and amortization applicable to this property, resulting in a gain on disposition of $43,811. The allocation of net cost of $27,393 recorded as a reduction of capitalized costs was based on the current production rates of all oil and gas properties in the full cost pool.



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


2.   OIL AND GAS ACTIVITIES (CONTINUED)

     Subsequent to September 30, 1997 and effective January 1, 1998, the Company sold the remaining oil and gas production in Wyoming, except the Madsen 12-9 lease, for $210,000. The Madsen 12-9 is operated on behalf of the Company by an oil and gas operator located in Wyoming, who owns a partial interest in that lease. This sale will enable the Company to reinvest those resources in the mid-continent areas, probably Kansas, where the Company's operations will be more concentrated. The seven leases sold, including two non-producers, contributed about 32% of the Company's oil and gas sales in fiscal 1997. The reinvestment of the proceeds of this sale is intended to be in oil and gas leases, whether operated by the Company or by others, which management believes will have more development potential.


3.   RELATED PARTIES

     As of September 30, 1997, the Company has no employees.
     Administrative and operations management services are provided to the Company by American Warrior, Inc., an oil and gas operating company affiliated with the Company. American Warrior, Inc. owns 41.52% of the Company. Further the majority stockholder and CEO of American Warrior, Inc. is the CEO and President of the Company and the Assistant Secretary-Treasurer of American Warrior, Inc. is the Company's Secretary and Treasurer. The following services were provided to the Company for the amounts indicated and were recorded as additional paid-in capital:

        Service                                         Amount
        -------                                       ----------

        Administration                80 Hours        $    8,000
        Accounting                   210 Hours            12,600
                                                      ----------

                                                      $   20,600
                                                      ==========


     Further, at September 30, 1997, the Company had amounts receivable from this affiliate for oil sales not yet distributed in the amount of $31,490 and had amounts payable to this affiliate for the purchase of a working interest in an oil and gas property in the amount of $24,885.



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


4.   INCOME TAXES

     A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes is as follows:

                                                 1997              1996
                                              ----------        ----------

        Computed income tax expense
          (benefit) at 34%                    $   21,285        $  (20,698)
        Utilization of net operating
          loss carryforwards                     (21,285)               --
        Change in valuation allowance                 --            20,698
                                              ----------        ----------

                                              $       --        $       --
                                              ==========        ==========


     The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of enacted tax laws. The effects of future changes in tax laws or rates have not been anticipated.

     The net deferred tax assets (liabilities) include the following components:


        Deferred tax liabilities
          Depletion, depreciation and amortization              $  (71,400)
                                                                ----------
        Deferred tax assets
          Net operating loss carryforward                          254,500
          Adjustment to value of well equipment
          inventory                                                 19,900
                                                                ----------

                                                                   274,400
                                                                ----------
        Net deferred tax asset                                     203,000
        Valuation allowance                                       (203,000)
                                                                ----------

        Net deferred tax asset (liability)                      $       --
                                                                ==========

     The Company has investment tax credit carryforwards of approximately $1,000 for income tax purposes at September 30, 1997, which expire in 1998 and 1999.



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


4.   INCOME TAXES (CONTINUED)

     The Company has net operating loss carryforwards for regular income tax purposes at September 30, 1997 as follows:

                Year net operating loss carryforward expires
                --------------------------------------------

                                   1998                          $   23,000
                                   2000                              53,000
                                   2001                              89,000
                                   2002                              64,000
                                   2003                             115,000
                                   2004                             106,000
                                   2006                              18,000
                                   2007                              35,000
                                   2008                              58,000
                                   2009                              68,000
                                   2010                              66,000
                                   2011                              54,000
                                                                 ----------

                                                                 $  749,000
                                                                 ==========

5.   RETIREMENT PLAN

     Under a Simplified Employee Pension - IRA Contribution Agreement, the Company could contribute the lesser of $15,000 or 15% of each employee's salary. In fiscal 1996, the Company contributed $5,169 to the Plan. No contribution was made during fiscal 1997. In fiscal 1997, the Plan was terminated.









                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


6.   OFF-BALANCE-SHEET RISK

     The Company's future production revenues, development costs and production expenses are dependent on economic and operating conditions, such as pricing and production taxes, which are not within the Company's control. At December 31, 1997, the price of crude oil was approximately $14.75 per Bbl. versus $18.25 at September 30, 1997.


7.   UNAUDITED OIL AND GAS RESERVE INFORMATION

     The reserve estimates presented as of September 30, 1997 and 1996 were prepared by independent petroleum consultants. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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







                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


7.   UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

     Net quantities of proved reserves and proved developed reserves of crude oil (including condensate) and natural gas (all of which are located within the United States) are as follows:

                     RESERVE QUANTITY INFORMATION
            For the years ended September 30, 1996 and 1997


               Proved Reserves               Oil (Bbls)         Gas (Mcf)
        -------------------------------       ----------        ----------

        Estimated quantity,
         September 30, 1995                       36,800            76,500
        Proved reserves purchased                 76,200                --
        Revisions of previous estimates           24,200            38,900
        Production                                (9,800)          (10,100)
                                              ----------        ----------

        Estimated quantity,
         September 30, 1996                      127,400           105,300
        Revisions of previous estimates          (17,300)          (94,800)
        Production                               (10,300)           (6,200)
                                              ----------        ----------

        Estimated quantity,
         September 30, 1997                       99,800             4,300
                                              ==========        ==========

                                                  Proved Reserves
                                       ------------------------------------
                                       Developed    Undeveloped    Total
                                       -----------  -----------  ----------
        Oil (Bbls)
          September 30, 1996               127,400          --      127,400
          September 30, 1997                99,800          --       99,800

        Gas (Mcf)
          September 30, 1996               105,300          --      105,300
          September 30, 1997                 4,300          --        4,300

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

                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


7.   UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

       STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
      AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES
                           AT SEPTEMBER 30,

                                                 1997              1996
                                              ----------        ----------

        Future cash inflows                   $1,770,100        $3,134,400
        Future production and
          development costs                   (1,098,700)       (1,703,800)
        Future income tax expenses                    --                 --
                                              ----------        ----------

        Future net cash flows                    671,400         1,430,600

        10% annual discount for
        estimated timing of cash flows          (238,200)         (543,900)
                                              ----------        ----------

        Standardized measure of
        discounted future net cash flows      $  433,200        $  886,700
                                              ==========        ==========

     Following are the principal sources of change in the standardized measure of discounted future net cash flows during the years ended September 30:

                                                 1997              1996
                                              ----------        ----------

        Standardized measure of
          discounted future net cash
          flows, beginning                    $  886,700       $   185,600
                                              ----------        ----------

        Sales and transfers of oil
          and gas produced, net of
          production costs                      (119,100)          (67,500)
        Net changes in prices and
          production costs                      (211,800)           83,300
        Sales of minerals in place              (113,000)               --
        Acquisition of reserves                       --           145,600
        Change in prices and
          production costs on acquired
          properties                                  --           508,500
        Revisions of previous quantity
          estimates                               (9,600)           12,600
        Accretion of discount                         --            18,600
                                              ----------        ----------

                                                (453,500)          701,100
                                              ----------        ----------

        Standardized measure of
          discounted future net cash
          flows, ending                       $  433,200        $  886,700
                                              ==========        ==========

                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


7.   UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

                  ESTIMATED FUTURE NET REVENUES FROM
                    PROVED RESERVES OF OIL AND GAS
              (Based on current prices and current cost)

                                               Proved             Total
            Fiscal year ending                 developed          proved
              September 30                     reserves          reserves
         -------------------------            ----------        ----------

                  1998                        $   95,500        $   95,500
                  1999                            84,900            84,900
                  2000                            75,100            75,100
                 Remainder                       415,800           415,800
                                              ----------        ----------

                                              $  671,300        $  671,300
                                              ==========        ==========



                 PRESENT VALUE OF FUTURE NET CASH FLOWS
              OF PROVED RESERVES DISCOUNTED AT 10% PER YEAR


                                                      September 30
                                              ----------------------------
                                                 1997              1996
                                              ----------        ----------

        Proved developed                      $  433,200        $  886,700
        Proved undeveloped                            --                --
                                              ----------        ----------

        Total proved                          $  433,200        $  886,700
                                              ==========        ==========

                               SIGNATURES
                               ----------

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


     WINCO PETROLEUM CORPORATION



Date: February 12, 1998                 By /s/ Cecil O'Brate
                                          -----------------------------------
                                          Cecil O'Brate, President, Chief
                                          Executive Officer, and Director


Date: February 12, 1998                 By /s/ Daniel L. Dalke
                                          -----------------------------------
                                          Daniel L. Dalke, Secretary,
                                          Treasurer, Principal Financial
                                          Officer and Director


Date: February 12, 1998                 By /s/  G. Allan Nelson
                                          -----------------------------------
                                          G. Allan Nelson, Director