Form 10-Q
period 1997-12-31
WINCO PETROLEUM CORP
filed 1998-02-18
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                        Washington D.C.  20549

                               FORM 10Q

           QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended - December 31, 1997

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


          P O BOX 342
      GARDEN CITY, KANSAS                                67846
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


                            (316) 275-2963
          ---------------------------------------------------
         (Registrant's telephone number, including area code)


                                  N/A
   ----------------------------------------------------------------
   (Former name, former address, former fiscal year if change since last report)


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

Class:  Common Stock, No par value

Outstanding as of December 31, 1997: 40,852,576

                      WINCO PETROLEUM CORPORATION
                        CONDENSED BALANCE SHEET



                                             DECEMBER 31,     SEPTEMBER 30,
                                                1997              1997
                                             (Unaudited)        (Audited)
                                             -----------       ----------
ASSETS
------

CURRENT ASSETS:
  Cash and short-term cash
   investments                                 $ 143,999         $ 166,605
  Notes and accounts receivable                  100,872            69,927
  Prepaid expenses and other                        -                 -
                                              ----------        ----------
    TOTAL CURRENT ASSETS                         244,871           236,532

INVESTMENTS IN OIL AND GAS PROPERTIES
 AT COST, NET (Using the full cost method
 of accounting)                                  303,031           310,031

WELL EQUIPMENT INVENTORY At Lower
 of Cost or Market                                32,217            32,218

FURNITURE, FIXTURES AND VEHICLES
 At Cost, Net of Allowances for
 Depreciation                                        361               361

OTHER ASSETS                                       1,000             1,000
                                              ----------        ----------

    TOTAL ASSETS                              $  581,480        $  580,142
                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
  Accounts payable to stockholders
   and directors                              $      150        $      150
  Accounts payable and accrued
   liabilities                                    46,476            44,480
                                              ----------        ----------
    TOTAL CURRENT LIABILITIES                     46,626            44,630
                                              ----------        ----------

STOCKHOLDERS' INVESTMENT
  Common stock, no par value; 50,000,000
    shares authorized; 23,000,000
    shares issued and outstanding                307,000           307,000
  Additional paid in capital                   1,281,520         1,281,520
  Accumulated deficit                         (1,053,666)       (1,053,008)
                                              ----------        ----------
    TOTAL STOCKHOLDERS' INVESTMENT               534,854           535,512
                                              ----------        ----------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' INVESTMENT                $  581,480        $  580,142
                                              ==========        ==========

                      WINCO PETROLEUM CORPORATION
                   CONDENSED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                                 THREE MONTHS ENDED
                                                    DECEMBER 31,
                                               1997               1996
                                             ----------         ----------

REVENUES:
---------

 Oil and gas sales                            $   32,188        $   72,770
 Interest income                                   1,366               955
                                              ----------        ----------
                                                  33,554            73,725
                                              ----------        ----------

EXPENSES:
---------
 Lease operating expenses                         21,991            38,385
 General and administrative                        5,220            14,872
 Depreciation, depletion and amortization          7,000            11,541
                                              ----------        ----------
                                                  34,211            64,798
                                              ----------        ----------
Income (Loss) before income tax                     (657)            8,927

Income tax expense (benefits)                       -                 -
                                              ----------        ----------

   NET INCOME (LOSS):                         $     (657)       $    8,927
                                              ==========        ==========

NET INCOME (LOSS) PER
 COMMON SHARE-
 Primary and fully diluted                    $     -           $     -
                                              ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:          40,852,576        40,852,576
                                              ==========        ==========

                      WINCO PETROLEUM CORPORATION
                        STATEMENT OF CASH FLOW



                                            THREE MONTHS ENDING DECEMBER 31,
                                                1997               1996
                                             ----------         ----------

Cash flows from operating activities:
 Net income (loss)                            $     (657)       $    8,927

 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation, depletion and
    amortization                                   7,000            11,541
     Changes in current assets and
     current liabilities:
       Accounts Receivable                       (30,945)           (1,288)
       Prepaid and Other Expenses                   -                 (740)
       Accounts Payable                            1,996            16,214
                                              ----------        ----------

 Net cash provided by (used) in
  operating activities                           (22,606)           34,654

Cash flows from investing activities:
 Investment in oil and gas properties               -               (7,959)
                                              ----------        ----------

   NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                     (22,606)           26,695

Cash and Cash Equivalents at
 beginning of the period                         166,605            97,941
                                              ----------        ----------

Cash and Cash Equivalents at
 end of the period                            $  143,999        $  124,636
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

     In the opinion of Winco Petroleum Corporation the accompanying unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of December 31, 1997 and the results of operations and changes in financial position for the three months then ended. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1997.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. A provision of $7,000 was made for the three months ended December 31, 1997. Reserve for depreciation and depletion was $751,475 and $744,475 on December 31, 1997 and September 30, 1997, respectively.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended December 31, 1997 and 1996. The weighted average shares outstanding for the periods ending December 31, 1997 and 1996 was 40,852,576.

                      WINCO PETROLEUM CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the three months ended December 31, 1997 the Company's working capital increased $6,342. Working capital increased as a result of the Company's normal operations. The Company's working capital at December 31, 1997 was $198,244.

     The Company intends to utilize funds to purchase producing properties. The Company also may participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
------------------------------------------------------------------

     During the three months ended December 31, 1997 oil and gas sales decreased approximately $40,852 from the comparable period in 1996, due to lower oil and gas prices and the plugging of one of the Company's wells in Wyoming during 1997. There was a corresponding decrease in lease operating expenses of $16,394 between the same periods.

     Interest income increased from the comparable period in 1996 due to more cash available for investment.

     Due to net operating loss carry forward and the tax credits available for financial reporting and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

     General and administrative expense decreased from the comparable quarter in 1996, primarily as a result of relocating the office and the timing of payments for professional fees associated with the Company's year-end reporting.

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

Dated: February 17, 1998