Form 10-Q
period 1998-03-31
WINCO PETROLEUM CORP
filed 1998-05-01
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                        Washington D.C.  20549

                               FORM 10Q

           QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended - March 31, 1998

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


                             (316) 275-2963
          ----------------------------------------------------
          (Registrant's telephone number, including area code)


            ------------------------------------------------
            (Former name, former address, former fiscal year
                      if change since last report)


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

Class:  Common Stock, No par value

Outstanding as of March 31, 1998: 40,852,576

                      WINCO PETROLEUM CORPORATION
                        CONDENSED BALANCE SHEET


                                               MARCH 31,       SEPTEMBER 30,
                                                 1998             1997
                                              (UNAUDITED)       (AUDITED)
                                              ----------        ---------
ASSETS
------

CURRENT ASSETS:
     Cash and short-term cash
      investments                             $  332,415        $  166,605
     Notes and accounts receivable               104,355            69,927
     Prepaid expenses and other                      -                 -
                                              ----------        ----------
        TOTAL CURRENT ASSETS                     436,770           236,532

INVESTMENTS IN OIL AND GAS PROPERTIES
 At Cost, Net (Using the full cost
 method of accounting)                           287,247           310,031

WELL EQUIPMENT INVENTORY At Lower
 of Cost or Market                                32,217            32,218

FURNITURE, FIXTURES AND VEHICLES
 At Cost, Net of Allowances for
 Depreciation                                        361               361

OTHER ASSETS                                       1,000             1,000
                                              ----------        ----------

        TOTAL ASSETS                          $  757,595        $  580,142
                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
     Accounts payable to stockholders
      and directors                           $   14,720        $      150
     Accounts payable and accrued
      liabilities                                 49,146            44,480
                                              ----------        ----------
        TOTAL CURRENT LIABILITIES                 63,866            44,630
                                              ----------        ----------

STOCKHOLDERS' INVESTMENT
     Common stock, no par value;
       500,000,000 shares authorized;
       40,852,576 shares issued
       and outstanding                           307,000           307,000
     Additional paid in capital                1,281,520         1,281,520
     Accumulated deficit                        (864,041)       (1,053,008)
     Treasury stock                              (30,750)              -
                                              ----------        ----------
        TOTAL STOCKHOLDERS' INVESTMENT           693,729           535,512
                                              ----------        ----------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' INVESTMENT            $  757,595        $  580,142
                                              ==========        ==========

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)



                                                   SIX MONTHS ENDED
                                                       MARCH 31,
                                                 1998             1997
                                              ----------       ----------

REVENUES:
--------

  Oil and gas sales                           $   27,804        $   50,429
  Interest income                                  2,558               471
  Gain on sale of assets                         211,978               -
                                              ----------        ----------
                                                 242,340            50,900
                                              ----------        ----------

EXPENSES:
--------
  Lease operating expenses                        30,313            33,866
  General and administrative                       6,617             7,370
  Depreciation, depletion and
   amortization                                   15,784            11,542
                                              ----------        ----------
                                                  52,714            52,778
                                              ----------        ----------

Income (Loss) before income tax                  189,626            (1,878)

Income tax expense (benefit)                         -                 -
                                              ----------        ----------

     NET INCOME (LOSS):                       $  189,626        $   (1,878)
                                              ==========        ==========

NET INCOME (LOSS) PER
  COMMON SHARE-
  Primary and fully diluted                   $      -          $      -
                                              ==========        ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING:                                 40,852,576        40,852,576
                                              ==========        ==========

                       WINCO PETROLEUM CORPORATION
                         STATEMENT OF CASH FLOW



                                               SIX MONTHS ENDED MARCH 31,
                                                 1998              1997
                                              ----------        ----------

Cash flows from operating activities:
  Net income (loss)                           $  188,968        $    7,049

  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation, depletion and
       amortization                               22,784            23,083
     Gain on sale of assets                     (211,978)              -
     Changes in current assets and
       current liabilities:
        Accounts Receivable                      (34,429)           (7,608)
        Prepaid and Other Expenses                   -              (1,481)
        Accounts Payable                          19,237            20,017
                                              ----------        ----------

  Net cash provided by (used) in
   operating activities                          (15,418)           41,060

Cash flows from investing activities:
  Investment in oil and gas properties               -              (2,416)
  Proceeds from sale of Wyoming oil
     & gas properties                            211,978               -
  Purchase of common stock for
     treasury                                    (30,750)              -
                                              ----------        ----------

     NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                   165,810            38,644

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF THE PERIOD                                   166,605            97,941
                                              ----------        ----------

CASH AND CASH EQUIVALENTS AT END
 OF THE PERIOD                                $  332,415        $  136,585
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

     In the opinion of Winco Petroleum Corporation the accompanying unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in financial position for the six months then ended. Operating results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1997.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. A provision of $15,784 was made for the six months ended March 31, 1998. Reserve for depreciation and depletion was $69,282 and $784,475 on March 31, 1998 and September 30, 1997, respectively. Effective January 1, 1998, the Company sold all of its interest in the Wyoming wells, which had been operated by the Company. As such wells represented a significant portion of the Company's operating activity, the transaction was treated as a sale of a business segment and the related costs and accumulated depletion and depreciation have been removed, with the resulting gain reflected in the statement of operations.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the six month period ended March 31, 1998 and 1997. The weighted average shares outstanding for the period ending March 31, 1998 and 199 was 40,852,576 and 40,852,576 shares, respectively.

                       WINCO PETROLEUM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the six months ended March 31, 1998, the Company's working capital increased $174,659, primarily as a result of the sale of the Wyoming properties. The Company's working capital at March 31, 1998 was $372,904.

     The Company intends to utilize funds to purchase producing properties. The Company also may participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.

     The Company elected to buy back some of its outstanding common stock. As of March 31, 1998, the Company had purchased a total of 1,229,985 shares at a cost of $30,750, which is reflected on the Balance Sheet as Treasury Stock.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1998
-------------------------------------------------------------

     During the six months ended March 31, 1998 oil and gas sales decreased approximately $22,625 from the comparable period in 1997, due to lower oil and gas prices, the plugging of one of the Company's wells in Wyoming during 1997 and the sale of all the Company's operated wells in Wyoming. Lease operating expenses did decrease also, but only modestly as operating expenses on the wells sold were generally not very high and there were some extra costs on one of the remaining wells as a result of a workover.

     Interest income increased from the comparable period in 1997 due to more cash available for investment.

     Due to net operating loss carry forward and the tax credits available for financial reporting and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

     General and administrative expenses were consistent with the comparable quarter in 1997.

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

Dated: April 27, 1998