Form 10-Q
period 1998-06-30
WINCO PETROLEUM CORP
filed 1998-09-16
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                        Washington D.C.  20549

                               FORM 10Q

           QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended - June 30, 1998

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

                      WINCO PETROLEUM CORPORATION
                        CONDENSED BALANCE SHEET


                                              JUNE 30,        SEPTEMBER 30,
                                                1998              1997
                                             (Unaudited)        (Audited)
                                             -----------      -------------

ASSETS
------

CURRENT ASSETS:
  Cash and short-term cash investment         $  328,974        $  166,605
  Notes and accounts receivable                  110,598            69,927
  Prepaid expenses and other                        -                 -
                                              ----------        ----------
    TOTAL CURRENT ASSETS                         439,572           236,532

INVESTMENTS IN OIL AND GAS PROPERTIES
  At Cost, Net (Using the full cost
  method of accounting)                          271,463           310,031

WELL EQUIPMENT INVENTORY At Lower
  of Cost or Market                               32,217            32,218

FURNITURE, FIXTURES AND VEHICLES
  At Cost, Net of Allowances for
  Depreciation                                       361               361

OTHER ASSETS                                       1,000             1,000
                                              ----------        ----------
    TOTAL ASSETS                              $  744,613        $  580,142
                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
  Accounts payable to stockholders
    and directors                             $   14,720        $      150
  Accounts payable and accrued
    liabilities                                   45,441            44,480
                                              ----------        ----------
    TOTAL CURRENT LIABILITIES                     60,161            44,630
                                              ----------        ----------

STOCKHOLDERS' INVESTMENT
  Common stock, no par value; 500,000,000
    shares authorized; 40,852,576 shares
    issued and outstanding                       307,000           307,000
  Additional paid in capital                   1,281,520         1,281,520
  Accumulated deficit                           (873,318)       (1,053,008)
  Treasury stock                                 (30,750)             -
                                              ----------        ----------
    TOTAL STOCKHOLDERS' INVESTMENT               684,452           535,512
                                              ----------        ----------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' INVESTMENT                $  744,613        $  580,142
                                              ==========        ==========

                      WINCO PETROLEUM CORPORATION
                   CONDENSED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                                  THREE MONTHS ENDED
                                                       JUNE 30,
                                                1998               1997
                                             -----------      -------------
REVENUES:

  Oil and gas sales                           $   29,973        $   61,793
  Interest income                                  3,570               629
  Gain on sale of assets                            -               76,463
                                              ----------        ----------
                                                  33,543           138,885
                                              ----------        ----------

EXPENSES:
  Lease operating expenses                        25,801            26,577
  General and administrative                       1,234            19,315
  Depreciation, depletion and
    amortization                                  15,784            11,370
                                              ----------        ----------
                                                  42,819            57,262
                                              ----------        ----------

Income (Loss) before income tax                   (9,276)           81,623

Income tax expense (benefit)                        -                 -
                                              ----------        ----------

    NET INCOME (LOSS):                        $   (9,276)       $   81,623
                                              ==========        ==========

NET INCOME (LOSS) PER
  COMMON SHARE -
  Primary and fully diluted                   $     -           $     -
                                              ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:          40,852,576        40,852,576
                                              ==========        ==========

                      WINCO PETROLEUM CORPORATION
                        STATEMENT OF CASH FLOW



                                               NINE MONTHS ENDED JUNE 30,
                                                1998               1997
                                             -----------      -------------

Cash flows from operating activities:
  Net income (loss)                           $  179,691        $   88,674

  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation, depletion and
     amortization                                 38,568            34,453
    Gain on sale of assets                      (211,978)             -
    Changes in current assets and
     current liabilities:
      Accounts Receivable                        (40,671)          (18,154)
      Prepaid and Other Expenses                    -               (1,481)
      Accounts Payable                            15,531             1,269
                                              ----------        ----------

  Net cash provided (used) in
   operating activities                          (18,859)          104,761

Cash flows from investing activities:
  Investment in oil and gas properties              -               56,171
  Proceeds from sale of Wyoming oil
    & gas properties                             211,978              -
  Purchase of common stock for treasury          (30,750)             -
                                              ----------        ----------

    NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                    162,369           160,932

Cash and Cash Equivalents at beginning
  of the period                                  166,605            97,941
                                              ----------        ----------

Cash and Cash Equivalents at
  end of the period                           $  328,974        $  258,873
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

     In the opinion of Winco Petroleum Corporation the accompanying unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and changes in financial position for the nine months then ended. Operating results for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1997.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. A provision of $15,784 was made for the three months ended June 30, 1998. Reserve for depreciation and depletion was $85,066 and $744,475 on June 30, 1998 and September 30, 1997, respectively. Effective January 1, 1998, the Company sold all of its interest in the Wyoming wells, which had been operated by the Company. As such wells represented a significant portion of the Company's operating activity, the transaction was treated as a sale of a business segment and the related costs and accumulated depletion and depreciation have been removed, with the resulting gain reflected in the statement of operations.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended June 30, 1998 and 1997. The weighted average shares outstanding for the period ending June 30, 1998 and 1997 was 40,852,576.

                      WINCO PETROLEUM CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the three months ended June 30, 1998, the Company's working capital increased $6,507, from normal operations. The Company's working capital at June 30, 1998 was $379,411.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------

     During the three months ended June 30, 1998 oil and gas sales decreased approximately $31,820 from the comparable period in 1997, due to lower oil and gas prices, the plugging of one of the Company's wells in Wyoming during 1997 and the sale of all the Company's operated wells in Wyoming. Lease operating expenses did decrease also, but only modestly as operating expenses on the wells sold were generally not very high and there were some extra costs on one of the remaining wells as a result of a workover.

     Interest income increased from the comparable period in 1997 due to more cash available for investment.

     Due to net operating loss carry forward and the tax credits available for financial reporting and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

     General and administrative expenses were considerably lower than the comparable quarter in 1997. The difference is primarily related to timing of payments for legal and accounting services with respect to the audit and SEC filings for the Company's prior fiscal year-end.

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



                              WINCO PETROLEUM CORPORATION



                              /s/ CECIL O'BRATE
                              -----------------------------------
                              Cecil O'Brate
                              President

Dated: September 14, 1998