Form 10KSB40
period 1998-12-31
WINCO PETROLEUM CORP
filed 1999-05-19
CIK 313968

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

                              FORM 10-KSB

         ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the Fiscal Year ended:   SEPTEMBER 30, 1998

                                  OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from __________ to __________

                      Commission File No.  0-9295

                      WINCO PETROLEUM CORPORATION
                      ---------------------------
        (Exact Name of Registrant as Specified in its Charter)

           COLORADO                             84-0794604
-------------------------------   ---------------------------------------
(State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
Incorporation or Organization)
                             3118 CUMMINGS
                       GARDEN CITY, KANSAS 67846
      -----------------------------------------------------------
     (Address of Principal Executive Offices, Including Zip Code)

Registrant's Telephone Number, Including Area Code:   (316) 275-2963

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
                         Yes   X     No
                              -----      -----
As of May 1, 1999, 40,852,576 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Winco Petroleum Corporation held by nonaffiliates was not able to be ascertained as no trading market exists for the Registrant's Common Stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (| 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10- KSB.  / X /

Documents incorporated by reference:   NONE.

This Form 10-KSB consists of 41 pages.  The Exhibit Index begins on page 16.

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

ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

GENERAL

     Winco Petroleum Corporation (the "Registrant" or the "Company") with its principal and executive offices at 3118 Cummings, Garden City, Kansas 67846, telephone (316) 275-2963, was incorporated as a Colorado corporation on June 21, 1979. The Company was formed primarily for the purpose of exploration, development, and production of oil and gas.

     The Registrant investigates potential opportunities to develop, drill and/or participate in the development of new oil and gas properties and/or acquire producing oil and gas properties in the Midcontinent region of the United States. Its current activities on a yearly basis include identifying and drilling from one (1) to five (5) oil and gas properties on its own behalf or with other industry partners. It is possible that significant expenditures required of the Registrant in connection with the future exploration activities will require additional funding from outside sources in the form of debt or equity. There can be no assurance such funding is or will be available to the Registrant for this purpose.

BUSINESS STRATEGY

     The Registrant's growth strategy is to increase its oil and gas revenues by acquiring and/or drilling and completing, on its own behalf and with other industry partners, from one (1) to five (5) oil and gas prospects per year. The Registrant will identify and acquire or develop these prospects each year with a view to taking advantage of industry advances in seismic, drilling and other technologies and management's oil and gas experience in Kansas and Oklahoma. Of the projected new prospects, one (1) or two (2) may be intended as higher potential, higher risk prospects. AS indicated above, the Registrant intends to approach its prospects in such a way that will allow it to be able to control its cost and risks on each prospect.

OPERATIONS

As of September 30, 1998, the Registrant or affiliate entities serve as operator for all of the Registrant's producing wells. The Registrant believes that, as operator , it is in a better position to control costs, safety and timeliness of work as well as other critical factors affecting the economics of a well or property. The Registrant, directly or through a designated affiliate, presently operates wells which represent virtually 100% of the Registrant's proved reserves.

CUSTOMERS AND MARKETS

     Three purchasers each represent in excess of 10% of the Registrant's total oil and gas revenue for the fiscal years ended September 30, 1998 and 1997. These purchasers are Koch Oil Company, Inc., Texaco Trading and Transportation, Inc. and National Cooperative Refinery Association. Prices for oil and gas produced from Registrant's properties are generally set unilaterally by the individual buyers based upon prevailing market prices paid to oil and gas producers in that area.

     The Registrant's business is not seasonal in nature, except to the extent that weather conditions at certain times of the year may affect the Registrant's access to its oil and gas properties and its ability to drill oil and gas wells. The impact of inflation on the Registrant's activities is minimal. While gas prices have historically fluctuated between winter and summer seasons, changes in the market during the last few years have made such fluctuations unpredictable. For instance, because there are gas storage facilities around the country which are filled during the summer, prices may be higher during some spring or summer months than during some winter months if temperatures are relatively warmer than usual.

COMPETITION

     The Registrant competes with numerous other companies and individuals, including many that have significantly greater resources, in virtually all facets of its business. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Registrant permit. The ability of the Registrant to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration, development and production. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production. Domestic oil and natural gas must compete with imported oil and natural gas, coal, atomic energy, hydroelectric power and other forms of energy. The Registrant does not hold a significant competitive position in the oil and gas industry.

RECENT DEVELOPMENTS

     On September 28, 1997, the Registrant acquired 100% of the working interest and operations of an oil lease in Barton County, Kansas, called the Hofmeister. This lease has one producing oil well, which will contribute to the Registrant's cash flow and net income in the next fiscal year. Part of the working interest acquired (i.e. 12.5%) was purchased from American Warrior, Inc., a company affiliated by common ownership. The purchase from American Warrior, Inc. was on the same terms as the remaining working interest (i.e. 87.5%) that was purchased from outside parties with no affiliation.

     During fiscal 1997, the Registrant plugged and abandoned an oil and gas lease in Wyoming, called the Hummer-Federal. This well was located in an area in which the surface acreage was committed for coal production from a strip-mining operation. As the mining operation was approaching the Registrant's well, pursuant to an agreement between the Registrant and the coal production company, the Registrant plugged the well and was reimbursed for lost reserves. The reimbursement for reserves and sale of salvaged equipment, net of costs of plugging, resulted in an amount of $71,204. As the disposition of this lease involved significant reserves included in the full cost pool of oil and gas properties, an allocation was made of estimated original cost and accumulated depreciation, depletion and amortization applicable to this property, resulting in a gain on disposition of $43,811. The allocation of net costs of $27,393 recorded as a reduction of capitalized costs was based on the current production rates of all oil and gas properties in the full cost pool.

     Effective January 1, 1998,, the Registrant sold the remaining oil and gas production in Wyoming, except the Madsen 12-9 lease. The Madsen 12-9 is operated on behalf of the Registrant by an oil and gas operator in Wyoming, who owns a partial interest in that lease. The seven leases sold, including two non-producers, contributed about 32% of the Registrant's oil and gas sales in fiscal 1997. This sale of properties was for $210,000. The recognition of this sale, including the removal of all associated costs, accumulated depreciation and depletion and other capitalized amounts, resulted in a gain of $106,245, as under the full-cost method of accounting, previous credits or proceeds had been capitalized and are now recognized.

     The sale of the Wyoming production will enable the Registrant to reinvest those resources in the mid-continent area, probably Kansas, where the Registrant's operations will be more concentrated. The reinvestment of such proceeds will be in oil and gas leases, whether operated by the Registrant or others, which will have more development potential. The Registrant believes that the extremely low oil price of 1998 - 1999 will eventually cause a number of producing properties to be available for sale at relatively reasonable or even bargain prices. Consistent with Registrant's business strategy, selection of properties for acquisition will not only be based on their production and cash flow capability, but also on additional development potential.

GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

     GENERAL

     The Registrant's exploration and marketing operations are regulated extensively at the federal, state and local levels. Oil and gas exploration, development and production activities are subject to various laws and regulations governing a wide variety of matters. For example, hydro-carbon-producing states have statutes or regulations addressing conservation practices and the protection of correlative rights, and such regulations may affect the Registrant's operations and limit the quantity of hydrocarbons the Registrant may produce and sell. Other regulated matters include marketing, pricing, transportation, and valuation of royalty payments.

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

     The Registrant's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the FERC has issued a series of orders which have altered significantly the marketing and transportation of natural gas. The Registrant believes that these changes have generally improved access to transportation and have enhanced the marketability of natural gas production. To date, the Registrant has not experienced any material adverse effect on gas marketing as a result of these FERC orders; however, subsequent to the afore-mentioned sale of its Wyoming properties, the Registrant does not currently have any natural gas production and Registrant cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on future gas marketing, if any.

     The Registrant also is subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Registrant will be required in the near future to expend amounts that are material in the aggregate to the Registrant's overall operations by reason of occupational safety and health laws and regulations. However, inasmuch as such laws and regulations are frequently changed, the Registrant is unable to predict the ultimate cost of compliance.

     ENVIRONMENTAL REGULATIONS

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may effect the operations and costs of the Registrant. It is not anticipated that the Registrant will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations. However, inasmuch as such laws and regulations are frequently changed, the Registrant is unable to predict the ultimate cost of compliance.

     STATE REGULATION OF OIL AND GAS PRODUCTION

     State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Registrant owns and operates properties have statutes, rules or regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishing of maximum rates of production from oil and gas wells and the spacing of such wells. Many states also restrict production to the market demand for oil and gas. Some states have enacted statutes prescribing ceiling prices for gas sold within their state. The Wyoming production previously owned by the Registrant was not subject to price regulation. However, the Registrant is unable to predict whether production rate limitations or price regulations may be imposed in the future.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling and development operations are acquired by the Registrant. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the Registrant prepares a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. The Registrant believes that titles to its leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

OFFICE AND OPERATIONS FACILITIES

     The Registrant currently maintains its offices at 3118 Cummings, Garden City, Kansas. The office space is owned by American Warrior, Inc. and no rent was charged or paid during fiscal 1998 and 1997. This arrangement will be continued for the foreseeable future.

EMPLOYEES

     At September 30, 1998 and 1997, the Registrant did not have any full-time employees. Services on a part-time basis were provided by employees of American Warrior, Inc., a company affiliated by common ownership of some of the Registrant's common stock.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

OIL AND GAS RESERVES

     The table below sets forth the Registrant's quantities of proved reserves, as estimated by McCartney Engineering, consulting independent petroleum engineer, all of which are located in the continental U.S. The table also sets forth the present value of estimated future net revenues from these reserves on a non-escalated basis discounted at ten percent (10%) annually. The reserve and present value information are presented for the last two fiscal years ending September 30, 1198 and 1997. Reserve estimates are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors outside the Registrant's control.

                                                    Year Ended
                                                   September 30,
                                          ------------------------------
                                              1998             1997

    Estimated Proved Gas Reserves (MCF)            0            4,271

    Estimated Proved Oil Reserves (Bbls)      68,293           99,780

    Present Value of Future Net Revenues     172,807          433,181
     (before future income tax expense)

     Reference should be made to Supplemental Oil and Gas Information on Pages F-8 and F-9 of this Annual Report on Form 10-KSB for additional information pertaining to the Registrant's proved oil and gas reserves. During fiscal 1998 the Registrant did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

PRODUCTION

     The following table sets forth the Registrant's net oil and gas production for the last two fiscal years.

                                                    Year Ended
                                                   September 30,
                                          ------------------------------
                                              1998             1997

    Natural Gas (MCF)                            243            6,201
    Crude Oil & Condensate (Bbls)             13,628           10,334


AVERAGE SALES PRICES AND PRODUCTION COSTS

     The following table sets forth the average gross sales price and the average production cost per unit of oil produced, including production taxes, for the last two fiscal years. For purposes of calculating production cost per equivalent barrel, MCF's of gas have been converted at a ratio of six MCF's of gas for each barrel of oil:

                                                    Year Ended
                                                   September 30,
                                           -----------------------------
                                              1998             1997
    Average Sales Price
     Gas (per MCF)                              1.75             3.43
     Oil (per Bbl)                             14.16            19.94
    Average Production Cost Per
     Equivalent Barrel                          5.60            10.47

PRODUCING WELLS AND DEVELOPMENT ACREAGE

     The following table sets forth, as of September 30, 1998 and 1997, the approximate number of gross and net producing oil and gas wells and their related developed acres owned by the Registrant. Productive wells are producing wells and wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                        PRODUCING WELLS               DEVELOPED ACRES
              -----------------------------------     ---------------
                     OIL               GAS            GROSS       NET
               --------------     --------------
               GROSS     NET      GROSS      NET
1998             5      3.39         0         0        895       489
1997             9      5.96         0         0      1,960     1,203

UNDEVELOPED ACREAGE

     At September 30, 1998, the Registrant did not hold undeveloped acreage.

DRILLING ACTIVITIES

     The Registrant had no drilling activities for the years ended September 30, 1998 and 1997. The registrant's drilling activities, when conducted, are on a contract basis with independent drilling contractors.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Registrant is not engaged in any material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
--------------------------------------------------------------

     None.

                                 PART II
                                 -------

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS.
--------

     (a) PRINCIPAL MARKET OR MARKETS. The Registrant's common stock, no par value, is traded in the national over-the counter market and quotes for such common stock are reported by the National Association of Securities Dealers, Inc. on its "pink sheets" under the symbol "WNCO". The range of high and low bid prices for each quarterly period during the two most recent fiscal years ended September 30, 1998 and 1997 are reported as follows:

              Quarter Ended             High         Low
              -------------             ----         ---

              December 31, 1996        No quote     No quote
              March 31, 1997           No quote     No quote
              June 30, 1997            No quote     No quote
              September 30, 1997       No quote     No quote

              December 31, 1998        No quote     No quote
              March 31, 1998           No quote     No quote
              June 30, 1998            No quote     No quote
              September 30, 1998       No quote     No quote

              December 31, 1998        No quote     No quote


     The trading market for the Registrant's Common Stock is extremely sporadic and limited.

     (b) SECURITY HOLDERS. The approximate number of security holders of record of the Registrant's no par value common stock as of September 30, 1998 was approximately 2,350.

     (c) DIVIDENDS. Holders of Common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's common stock and the Registrant has no present plans to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL INFORMATION.
----------------------------------------

     The following is a summary of selected financial data which the Registrant believes highlights its financial condition and results of operations.

                                              YEAR ENDED SEPTEMBER 30,
                                           ------------------------------
                                               1998             1997

   Revenues                                  $ 109,109        $ 227,300

   Net Earnings (Loss)                           8,453           62,602

   Net Earnings (Loss)
     Per Common Share                        $     -- *       $    --  *
                                             =========        =========

   Total Assets                              $ 807,514        $ 580,142
                                             =========        =========

   Long-term Obligations                          --               --
                                             =========        =========
   ___________________

   *  Less than one cent per share.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
--------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30, 1998 VS. SEPTEMBER 30, 1997
----------------------------------------------------

RESULTS OF OPERATIONS

     The Registrant had net income for the year ended September 30, 1998 totalling $8,453 compared to net income of $62,602 at September 30, 1997. The current year net income resulted from a gain recognized by the Registrant on the sale of almost all of the producing properties in Wyoming. Proceeds from the sale were $210,000; however, the removal of capitalized amounts from the records, including proceeds and credits previously capitalized under the full-cost method of accounting, resulted in a net gain of $106,245. Operations without such gain, reflected a loss after depreciation and depletion, due to abnormally low oil prices.

REVENUES

     Oil and gas sales for the year ended September 30, 1998 totalled $109,109 compared to revenues of $227,300 for the year ended September 30, 1997. Oil production increased from 10,334 barrels to 13,628 barrels for a net increase of 3,294 barrels or 31.88%. Gas production decreased from 6,201 MCF's to 243 MCF's. These changes in revenue and fluctuation in production resulted primarily from the purchase of one additional oil property and the sale of the five Wyoming properties which produced oil and some gas. Due to the significantly lower than normal oil prices, the Registrant has elected to only sell oil production in excess of storage capacity on the leases and to shut-in one of the properties until prices do recover somewhat.

COSTS AND EXPENSES

     Oil and gas production costs for the year ended September 30, 1998 totalled $99,206 for a 8.34% (or $9,024) decrease from the year ended September 30, 1997 costs of $108,230. The reduced costs were primarily a result of the sale of the Wyoming properties.

     General and administrative expenses totalled $33,338 at September 30, 1998 as compared to $86,741 at September 30, 1997 for a total decrease of 61.57%. This decrease was due to substantial reductions of costs as a result of relocating the Registrant's office in 1997.

     Depreciation, depletion and amortization costs for the year ended September 30, 1998 totalled $63,715 for an increase of $35,581 (or 126.47%) over the year ended September 30, 1997 costs of $28,134. This increase resulted from the higher costs to be amortized due to the inclusion of acquired properties, many of which were amortized more rapidly due to increased production levels under the units of production calculation for cost depletion and an additional charge due to the "capitalization ceiling" determined by the Registrant's reserve study.

     Exploration costs and dry hole costs were not incurred during fiscal years September 30, 1998 and 1997.

OTHER INCOME (LOSS)

     Other income (loss) for the year ended September 30, 1998, was $95,603, an increase of $37,196 from the year ended September 30, 1997 amount of $58,407, due to the gain on sale as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended September 30, 1998, the Registrant's working capital increased from $191,902 at September 30, 1997 to $345,492 at September 30, 1998.

     The Registrant anticipates revenues from operations of the remaining wells to be sufficient for its working capital needs. Substantially all of the cash balances held by the Registrant are available for the acquisition of additional oil and gas producing properties. The Registrant anticipates that there will be increasing opportunities to acquire producing properties as many operators are affected by the continued low oil prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

     See Part IV, page F-1 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     Not Applicable.

                                PART III.
                                ---------

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
-----------------------------------------------------------------------

     (a)(b)  IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
SIGNIFICANT EMPLOYEES.

     The following sets forth certain information with respect to the officers and directors of the Registrant.

         Name                   Age               Position
         ----                   ---               --------

     Cecil O'Brate (1)          69       President, Chief Executive Officer
                                         and a Director since 1996

     Daniel L. Dalke (1)        48       Secretary, Treasurer, Chief Financial
                                         Officer and a Director since 1996

     G. Allan Nelson            75       Director since 1989


     ____________________

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

     Biographical information concerning each director and executive officer, including business experience for the past five years is as follows:

     CECIL O'BRATE has been Chief Executive Officer and President of American Warrior, Inc., a Kansas corporation involved in oil and gas development, since 1984. He has also been Chief Executive Officer and President of Mid-Continent Resources, Inc., a Kansas corporation involved in oil and gas development, since 1984. Mr. O'Brate has also been Chief Executive Officer and President of Palmer Mfg. & Tank, Inc., a Kansas corporation manufacturing storage vessels for various industries, since 1966. Mr. O'Brate also holds investments in other closely-held corporations involved in farming and implement dealerships. Mr. O'Brate devotes part-time to the Registrant.

     DANIEL LEE DALKE has been Assistant Secretary-Treasurer and Controller of American Warrior, Inc., Mid-Continent Resources, Inc. and Palmer Mfg.
& Tank, Inc. since 1984. Mr. Dalke holds a degree in accounting from Wichita State University and is a Certified Public Accountant. Mr. Dalke devotes part-time to the Registrant.

     G. ALLAN NELSON was the Secretary of the Registrant from 1989 to 1996. Mr. Nelson hods a degree in geology from the University of Texas. He has been a member of the American Association of Petroleum Geologists since 1948, and an active member since 1954. Mr. Nelson is also an active member of the Rocky Mountain Association of Geologists, the Wyoming Geological Association, and the East Anshuta Ranch Field Unit Arbitration Panel. Mr. Nelson is an independent consulting geologist.

     (c)  FAMILY RELATIONSHIPS.

     There are no family relationships between or among any officers and directors.

     (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     No officer, director, significant employee, promoter or control person of the Registrant has been involved in any event of the type described in
Item 401(d) of Regulation S-B during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

     (a)(b)  GENERAL AND SUMMARY COMPENSATION TABLE.

     The following sets forth all compensation paid or accrued by the Registrant for services rendered during fiscal years ended September 30, 1996, 1997 and 1998 by its Chief Executive Officer. No other executive officers received a salary and other compensation which exceeded $100,000 during any year.


                              Annual Compensation                               Long Term Compensation
                    -------------------------------------------     -----------------------------------------------
   Name and                                                         Restricted
   Principal                                       Other Annual       Stock     Options/   LTIP       All Other
   Position          Year   Salary     Bonuses     Compensation       Awards     SARS     Payouts     Compensation
   --------          ----   ------     -------     ------------       ------     ----     -------     - -----------
Cecil O'Brate,       1998   $    0      $    0      $      0          $    0      $    0    $     0   $      0
President and        1997        0      $    0      $      0               0           0          0          0
Chief Executive      1996        0      $    0      $      0               0           0          0          0
Officer

     (c)  OPTION/SAR GRANTS TABLE.

     There were no options to purchase shares of Common Stock granted to the Executive Officers of the Registrant listed in the Executive
Compensation Table during the Registrant's last fiscal year.

     (d) AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR-END OPTIONS/SAR VALUE TABLE.

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

     (g)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS.

     None.

     (h)  REPORTING ON REPRICING OF OPTIONS/SARS.

     Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     (a)(b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of September 30, 1998, the ownership of the Registrant's Common Stock by (I) each Director of the Registrant, (ii) all Executive Officers and Directors of the Registrant as a group, and (iii) all persons known by Registrant to own more than 5% of the Registrant's Common Stock:

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
     _________________________________


     (1) Calculated pursuant to Rule 13-d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

     (4) As of September 30, 1998. the Registrant has purchased 1,262,485 shares or 3.09% of its common stock which is now held in Treasury. If such stock was not considered outstanding, the beneficial ownership calculated for Cecil O'Brate, Betty Lee Winkler and American Warrior, Inc. would be 42.81%, 17.81% and 42.81%, respectively.

     (c)  CHANGES IN CONTROL.

     No understandings, arrangements or agreements are know by management at this time which would result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     (a)(b)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     On July 3, 1996, the Registrant issued 16,959,947 shares of the Registrant's Common Stock to American Warrior, Inc. in consideration for the transfer and assignment of working interest in four oil and gas producing properties in Kansas and Wyoming to the Registrant.

     The Registrant's Board of Directors and its officers are subject to certain provisions of Colorado law which are designed to eliminate or minimize the effects of certain potential conflicts of interest. In addition, the Board of Directors has adopted a policy that provides that any transaction between the Registrant and an interested party must be fully disclosed to the Board of Directors, and that a majority of the directors not otherwise interested in the transaction (including a majority of disinterested directors) must make a determination that such transaction is fair, competitive, commercially reasonable and on terms and conditions not less favorable to the Registrant than those available from unaffiliated third parties.

     (c)  PARENTS OF THE REGISTRANT.

     None.

     (d)  TRANSACTIONS WITH PROMOTERS.

     Information required by Item 404 of Regulation S-B is not required to be presented inasmuch as the Registrant has been organized for more than five years.

     (e) COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's Directors and Officers, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish Registrant with copies of all
Section 16(a) forms they file.

     Based solely on the Registrant's view of the copies of such forms received by it during the fiscal year ended September 30, 1998, and written representations that no other reports were required, the Registrant believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of the Registrant's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal year.

                                PART IV
                                -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

                                                                 Page
                                                                 ----

          Reports of Independent Certified Public
          Accountants                                             F-1

          Balance Sheets - September 30, 1998 and 1997            F-2

          Statements of Operations for the years ended
          September 30, 1998 and 1997                             F-3

          Statements of Stockholders' Equity for the
          years ended September 30, 1998 and 1997                 F-4

          Statements of Cash Flows for the years ended
          September 30, 1998 and 1997                             F-5

          Notes to Financial Statements                     F-6 to F-17

     All Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

     (3)(a)  EXHIBITS.
             --------

     19.1     Reserve Report prepared by McCartney Engineering, Inc.
     27        Financial Data Schedule

     (b) REPORTS ON FORMS 8-K. The Registrant did not file a report on Form 8-K during the period covered by this report.

                       WINCO PETROLEUM CORPORATION
                          FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998 AND 1997
                                  WITH
                      INDEPENDENT AUDITORS' REPORT

                       WINCO PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                       September 30, 1998 and 1997







                            TABLE OF CONTENTS
                            -----------------
                                                                      Page
                                                                    --------

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .  1


Financial Statements:

     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . .  2

     Statements of Operations. . . . . . . . . . . . . . . . . . . . .  3

     Statements of Stockholders' Equity. . . . . . . . . . . . . . . .  4

     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . .  5

     Notes to Financial Statements . . . . . . . . . . . . . . . .   6  - 16

                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------


Board of Directors and Stockholders
WINCO PETROLEUM CORPORATION


We have audited the accompanying balance sheets of Winco Petroleum Corporation as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winco Petroleum Corporation as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





/s/ ALLEN, GIBBS & HOULIK, L.C.
March 22, 1999

                       WINCO PETROLEUM CORPORATION

                             BALANCE SHEETS

                       September 30, 1998 and 1997


                                 ASSETS
                                 ------

                                                1998              1997
                                             -----------       -----------
CURRENT ASSETS
  Cash and cash equivalents                   $  328,202        $  166,605
  Accounts receivable                             19,164            38,437
  Accounts receivable - related party             19,134            31,490
                                              ----------        ----------

      Total current assets                       366,500           236,532
                                              ----------        ----------

PROPERTY AND EQUIPMENT
  Investment in oil and gas properties,
    at cost (full cost method)                   262,180         1,054,867
  Furniture, fixtures and vehicles, at cost       22,698            22,698
                                              ----------        ----------

                                                 284,878         1,077,565
  Less accumulated depreciation,
    depletion and amortization                  (111,717)         (767,173)
                                              ----------        ----------

                                                 173,161           310,392
                                              ----------        ----------
OTHER ASSETS
  Well equipment inventory,
    at lower of cost or market                        --            32,218
  Other assets                                     1,000             1,000
                                              ----------        ----------

                                                   1,000            33,218
                                              ----------        ----------

                                              $  540,661        $  580,142
                                              ==========        ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  -------------------------------------

                                                1998              1997
                                             -----------       -----------
CURRENT LIABILITIES
  Accounts payable:
    Trade                                     $    5,180        $   13,630
    Related party                                 15,828            25,035
  Accrued expenses                                    --             5,965
                                              ----------        ----------

      Total current liabilities                   21,008            44,630
                                              ----------        ----------


COMMITMENT


STOCKHOLDERS' EQUITY
  Common stock, no par value; 500,000,000
    shares authorized; 41,152,606 shares
    issued and outstanding; (1,262,485
    shares held in Treasury for 1998)            307,000           307,000
  Additional paid-in capital                   1,288,520         1,281,520
  Deficit                                     (1,044,555)       (1,053,008)
                                              ----------        ----------

                                                 550,965           535,512
  Less treasury stock at cost                    (31,312)               --
                                              ----------        ----------

      Total stockholders' equity                 519,653           535,512
                                              ----------        ----------

                                              $  540,661        $  580,142
                                              ==========        ==========







                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                 Years Ended September 30, 1998 and 1997



                                                1998              1997
                                             -----------       -----------

Oil and gas sales                             $  109,109        $  227,300
                                              ----------        ----------

Costs and expenses:
  Lease operating, including production
    taxes                                         99,206           108,230
  Depreciation, depletion and amortization        63,715            28,134
  General and administrative                      33,338            86,741
                                              ----------        ----------

                                                 196,259           223,105
                                              ----------        ----------

    OPERATING (LOSS) INCOME                      (87,150)            4,195
                                              ----------        ----------

Other income (expense):
  Interest income                                 10,654             3,251
  Gain on sale of assets                         106,245            43,811
  Other                                          (21,296)           11,345
                                              ----------        ----------

                                                  95,603            58,407
                                              ----------        ----------

    INCOME BEFORE TAXES                            8,453            62,602

Income tax expense (benefit)                          --                --
                                              ----------        ----------

    NET INCOME                                $    8,453        $   62,602
                                              ==========        ==========

NET EARNINGS (LOSS) PER COMMON SHARE          $       --        $       --
                                              ==========        ==========





                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                   STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended September 30, 1998 and 1997




                           Common                 Additional
                           Stock        Common     Paid-in                  Treasury
                           Issued       Stock      Capital      Deficit       Stock      Total
                         ----------   ----------  ---------    ----------   ---------  ----------
Balance,
  September 30, 1996     41,152,606   $ 307,000   $1,260,920   $(1,154,610) $     --   $452,310

Services contributed             --          --       20,600            --        --     20,600

Net income                       --          --           --        62,602        --     62,902
                         ----------   ---------   ----------    ----------  --------   --------

Balance,
  September 30, 1997     41,152,606     307,000    1,281,520    (1,053,008)       --    535,512

Services contributed             --          --        7,000            --        --      7,000

Treasury stock
  purchased (average
  $.25 per share)                --          --           --            --   (31,312)   (31,312)

Net income                       --          --           --         8,453        --      8,453
                         ----------   ---------   ----------    ----------  --------   --------

Balance,
  September 30, 1998     41,152,606   $ 307,000   $1,288,520   $(1,044,555) $(31,312)  $519,653
                         ==========   =========   ==========    ==========  ========   ========



                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                 Years Ended September 30, 1998 and 1997

                                                     1998          1997
                                                  -----------   -----------
Cash flows from operating activities:
  Net income                                       $    8,453     $   62,602
  Adjustments to reconcile net income to
    net cash (used in) provided by operating
    activities:
      Services contributed                              7,000         20,600
      Depreciation, depletion and amortization         63,715         28,134
      Gain on sale of assets                         (106,245)       (43,811)
      Change in current assets and current
        liabilities:
        Accounts receivable                            31,629         12,243
        Prepaid expenses                                   --          6,389
        Accounts payable                              (17,657)        20,371
        Accrued expenses                               (5,965)       (13,747)
                                                   ----------     ----------
          NET CASH (USED IN)
            PROVIDED BY OPERATING ACTIVITIES          (19,070)        92,781
                                                   ----------     ----------

Cash flows from investing activities:
  Purchase of investment in oil and
    gas properties and office equipment                    --       (116,579)
  Net proceeds from sale of investment
    in oil and gas properties                         211,979         71,204
  Proceeds from sale of well equipment
    inventory                                              --         21,258
                                                   ----------     ----------

          NET CASH PROVIDED BY
            (USED IN) INVESTING ACTIVITIES            211,979        (24,117)
                                                   ----------     ----------

Cash flows from financing activities:
  Purchase of treasury stock                          (31,312)            --
                                                   ----------     ----------
          NET CASH USED IN FINANCING ACTIVITIES       (31,312)            --
                                                   ----------     ----------

          INCREASE (DECREASE) IN
            CASH AND CASH EQUIVALENTS                 161,597         68,664

Cash and cash equivalents, beginning of year          166,605         97,941
                                                   ----------     ----------

          CASH AND CASH EQUIVALENTS,
            END OF YEAR                            $  328,202     $  166,605
                                                   ==========     ==========

Supplemental schedule of non-cash operating
  and investing activities:
    Additional paid-in capital for services
      rendered by a related party                  $    7,000     $   20,600

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

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The Company places its cash with high credit quality institutions. At times, deposits may be in excess of federally insured limits. The Company has not experienced losses in any such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

     The Company's producing oil and gas properties acquired in 1998 and 1997 are accounted for at cost, in a discreet pool applicable to such properties. The Company has not incurred any development costs in 1998 or 1997.

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

     At September 30, 1997, the total capitalized cost of oil and gas properties did not exceed the capitalization ceiling and, thus, no additional depletion, depreciation, and amortization provision was taken for fiscal 1997. At September 30,1998, the total capitalized cost of oil and gas properties exceeded the capitalization ceiling. Additional depletion, depreciation and amortization was taken in the amount of $37,141 to reduce the net capitalized cost to an amount equal to the capitalization ceiling.

                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     Based on independent engineers' estimates for fiscal 1998 and 1997, the provision for depreciation, depletion and amortization on a per equivalent barrel basis was approximately $.93 and $.58 for 1998 and 1997, respectively.

     FURNITURE, FIXTURES AND VEHICLES - Furniture, fixtures and vehicles are depreciated using accelerated methods over estimated useful lives ranging from three to seven years.

     WELL EQUIPMENT INVENTORY - Well equipment inventory used by the Company is transferred to the full-cost pool at its carrying value. The inventory is stated at the lower of cost or market using the first-in, first-out method. During 1998, the Company disposed of all its well equipment inventory.

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

     EARNINGS PER COMMON SHARE - Earnings per common share is computed utilizing the weighted average number (41,152,606 in 1998 and 1997) of common shares outstanding.

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







                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



2.   OIL AND GAS ACTIVITIES

     OIL AND GAS OPERATIONS

     Information relating to the Company's oil and gas operations, including costs incurred in such, is summarized below:

                                               Years Ended September 30
                                             -----------------------------
                                                1998               1997
                                             ----------         ----------

        Capitalized costs:
          Property acquisition costs          $       --        $  116,579
                                              ----------        ----------

        Production costs:
          Lease operating costs                   89,508            96,206
          Production and transportation
            taxes                                  3,627             5,774
          Ad Valorem taxes                         6,071             6,250
                                              ----------        ----------

                                                  99,206           108,230
                                              ----------        ----------

                                              $   99,206        $  224,809
                                              ==========        ==========


     CAPITALIZED COSTS

     Capitalized costs associated with oil and gas producing activities and related accumulated depreciation, depletion and amortization are as follows:


                                               Years Ended September 30
                                             -----------------------------
                                                1998               1997
                                             ----------         ----------

        Proved properties                     $  262,180        $1,054,867
        Unproved properties                           --                --
                                              ----------        ----------

                                                 262,180         1,054,867
                                              ----------        ----------
        Accumulated depreciation,
          depletion and amortization              52,239           278,813
        Additional accumulated
          depreciation, depletion and
          amortization "capitalization
          ceiling"                                37,141           465,662
                                              ----------        ----------

                                                  89,380           744,475
                                              ----------        ----------

        Net capitalized costs                 $  172,800        $  310,392
                                              ==========        ==========

                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



2.   OIL AND GAS ACTIVITIES (CONTINUED)

     MAJOR CUSTOMERS

     The Company's oil and gas sales consisted of sales to unaffiliated purchasers primarily as follows:

                                                      Years Ended
                                                     September 30
                                             -----------------------------
                                                1998               1997
                                             ----------         ----------

            Purchaser
               A                              $   62,414        $  194,912
               B                                  17,764            11,125
               C                                  28,140                --
                                              ----------        ----------

                                              $  108,318        $  206,037
                                              ==========        ==========

        % to total oil and gas sales              99.28%            90.65%
                                              ==========        ==========


     PROPERTIES ACQUIRED

     On September 29, 1997, the Company acquired 100% of the working interest and operations of an oil lease in Barton County, Kansas, called the Hofmeister, for $116,579. This lease has one producing oil well, which is expected to contribute to the Company's cash flow and net income in the subsequent fiscal year. Part of the working interest acquired (i.e., 12.5%) was purchased from American Warrior, Inc., a company affiliated by common ownership. The purchase from American Warrior, Inc. was on the same terms as the remaining working interest (i.e., 87.5%) that was purchased from outside parties with no affiliations.







                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)




2.   OIL AND GAS ACTIVITIES (CONTINUED)

     PROPERTIES DISPOSED OF

     Effective January 1, 1998, the Company sold its remaining oil and gas production in Wyoming, except the Madsen 12-9 lease, for approximately $210,000. The Madsen 12-9 is operated on behalf of the Company by an unrelated oil and gas operator located in Wyoming, who owns a partial interest in that lease. This sale will enable the Company to reinvest those resources in the mid-continent area, probably Kansas, where the Company's operations will be more concentrated. The seven leases sold, including two non-producers, contributed about 32% of the Company's oil and gas sales in fiscal 1997. The reinvestment of the proceeds of this sale is intended to be in oil and gas leases, whether operated by the Company or by others, which management believes will have more development potential. As the properties sold represented almost all of the Company's Wyoming production and the remainder of the full-cost pool, the Company recognized the sale by removing all associated costs, accumulated depreciation, depletion and amortization and other capitalized amounts. Due to previous sales and credits not recognized under the full-cost method, the removal of such capitalized items resulted in a net credit of $106,245 reflected as an additional gain in other income.

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







                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



3.   RELATED PARTIES

     As of September 30, 1998 and 1997, the Company had no employees. Administrative and operations management services are provided to the Company by American Warrior, Inc. (AWI), an oil and gas operating company affiliated with the Company. AWI owns 41.52% of the Company. Further, the majority stockholder and CEO of AWI is the CEO and President of the Company, and the Assistant Secretary-Treasurer of AWI is the Company's Secretary and Treasurer. The following services were provided to the Company for the amounts indicated and were recorded as additional paid-in capital:

                                             1998                 1997
                                        ---------------      --------------
                Service                 Hours    Amount      Hours   Amount
            ----------------            -----    ------      -----   ------
            Administration                 25  $  2,500        80  $  8,000
            Accounting                     75     4,500       210    12,600
                                               --------            --------

                                               $  7,000            $ 20,600
                                               ========            ========


     In addition to the above contributed services, AWI was paid $3,350 in cash for similar services. Further, at September 30, 1998 and 1997, the Company had amounts receivable from this affiliate for oil sales not yet distributed in the amounts of $19,134 and $31,490, respectively, and had amounts payable to this affiliate for the purchase of a working interest in an oil and gas property (1997) and for operating expenses in the amounts of $15,828 and $25,035, respectively. The Company owns undivided working interests in oil and gas properties; it has not historically been the operator of such properties, instead relying on other operators. As of September 30, 1998, substantially all of the Company's oil and gas production is operated by AWI or affiliates of AWI (the Operating Affiliates). Accordingly, the Company executes customary transactions with its Operating Affiliates, as appropriate, relative to certain oil and gas sales, most operating expenses, and some general and administrative expenses.







                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



4.   INCOME TAXES

     A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes is as follows:

                                                 1998              1997
                                              ----------        ----------
        Computed income tax expense
         at 34%                               $    2,875        $   21,285
        Utilization of net operating
         loss carryforwards                       (2,875)          (21,285)
                                              ----------        ----------

                                              $       --        $       --
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

     The net deferred tax assets (liabilities) include the following components:

                                                 1998              1997
                                              ----------        ----------
        Deferred tax assets
          Depletion, depreciation and
           amortization                       $   84,900        $   71,400
          Net operating loss carryforward        241,600           254,500
          Adjustment to value of well
           equipment inventory                        --            19,900
                                              ----------        ----------

        Net deferred tax asset                   326,500           345,800
        Valuation allowance                     (326,500)         (345,800)
                                              ----------        ----------

        Net deferred tax asset
         (liability)                          $       --        $       --
                                              ==========        ==========


     During the years ended September 30, 1998 and 1997, the Company recorded a valuation allowance of $326,500 and $345,800, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



4.   INCOME TAXES (CONTINUED)

     The Company has net operating loss carryforwards for regular income tax purposes at September 30, 1998 as follows:


             Year net operating loss carryforward expires
              -------------------------------------------
                                2000                        $   36,722
                                2001                            89,721
                                2002                            63,660
                                2003                           115,138
                                2004                           105,735
                                2006                            17,770
                                2007                            34,960
                                2008                            57,939
                                2009                            67,927
                                2010                            66,169
                                2011                            54,259
                                                            ----------

                                                            $  710,000
                                                            ==========

5.   RETIREMENT PLAN

     Under a Simplified Employee Pension - IRA Contribution Agreement, the Company could contribute the lesser of $15,000 or 15% of each employee's salary. No contribution was made during fiscal 1997. In fiscal 1997, the Plan was terminated and the individual employees were able to receive a lump sum distribution or roll-over their balance into an individual IRA.


6.   OFF-BALANCE-SHEET RISK

     The Company's future production revenues, development costs and production expenses are dependent on economic and operating conditions, such as pricing and production taxes, which can be volatile, and are not within the Company's control. For example, at November 30, 1998, the price of crude oil generally received by the Company was approximately $8.50 per Bbl. versus $12.75 at September 30, 1998. At March 22, 1999, the price was $12. As of September 30, 1998, one of the Company's producing properties was shut-in as the currently low oil prices would not cover the cost of operations.



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



7.   UNAUDITED OIL AND GAS RESERVE INFORMATION

     The reserve estimates presented as of September 30, 1998 and 1997 were prepared by independent petroleum consultants. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

     Net quantities of proved reserves and proved developed reserves of crude oil (including condensate) and natural gas (all of which are located within the United States) are as follows:

                         RESERVE QUANTITY INFORMATION
                For the years ended September 30, 1997 and 1998


          Proved Reserves                          Oil (Bbls)    Gas (Mcf)
          ----------------------------------       ----------    ---------

          Estimated quantity, September 30, 1996      127,400      105,300
          Revisions of previous estimates             (17,300)     (94,800)
          Production                                  (10,300)      (6,200)
                                                     --------     --------

          Estimated quantity, September 30, 1997       99,800        4,300

          Revisions of previous estimates             (17,900)      (4,300)
          Production                                  (13,600)          --
                                                     --------     --------

          Estimated quantity, September 30, 1998       68,300           --
                                                     ========     ========



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



7.   UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)


                                                    Proved Reserves
                                            -------------------------------
                                            Developed   Undeveloped   Total
                                            ---------   -----------   -----
              Oil (Bbls)
                 September 30, 1997              99,800        --    99,800
                 September 30, 1998              68,300        --    68,300

              Gas (Mcf)
                 September 30, 1997               4,300        --     4,300
                 September 30, 1998                  --        --        --


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

           STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
          AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES
                               AT SEPTEMBER 30,

                                                 1998              1997
                                              ----------        ----------

        Future cash inflows                   $  819,500        $1,770,100
        Future production and
         development costs                      (566,800)       (1,098,700)
        Future income tax expenses                    --                --
                                              ----------        ----------

        Future net cash flows                    252,700           671,400
        10% annual discount for
         estimated timing of cash flows          (79,900)         (238,200)
                                              ----------        ----------

        Standardized measure of
        discounted future net cash flows      $  172,800        $  433,200
                                              ==========        ==========



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



7.   UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

     Following are the principal sources of change in the standardized measure of discounted future net cash flows during the years ended September 30:

                                                 1998              1997
                                              ----------        ----------
        Standardized measure of discounted
          future net cash flows,
          beginning                           $  433,200        $  886,700
                                              ----------        ----------

        Sales and transfers of oil and
          gas produced, net of
          production costs                       (54,600)         (119,100)
        Net changes in prices and
          production costs                       (57,500)         (211,800)
        Sales of minerals in place              (113,800)         (113,000)
        Acquisition of reserves                       --                --
        Change in prices and production
          costs on acquired properties                --                --
        Revisions of previous quantity
          estimates                              (34,500)           (9,600)
                                              ----------        ----------
                                                (260,400)         (453,500)
                                              ----------        ----------
        Standardized measure of discounted
          future net cash flows, ending       $  172,800        $  433,200
                                              ==========        ==========

                      ESTIMATED FUTURE NET REVENUES FROM
                        PROVED RESERVES OF OIL AND GAS
                  (Based on current prices and current cost)


                                                   Proved       Total
              Fiscal year ending                  developed     proved
                 September 30                     reserves     reserves
            ----------------------               ----------   ----------
                    1999                         $   40,700   $   40,700
                    2000                             35,900       35,900
                    2001                             31,500       31,500
                   Remainder                        144,600      144,600
                                                 ----------   ----------

                                                 $  252,700   $  252,700
                                                 ==========   ==========

                    PRESENT VALUE OF FUTURE NET CASH FLOWS
                 OF PROVED RESERVES DISCOUNTED AT 10% PER YEAR


                                                      September 30
                                                 -----------------------
                                                   1998          1997
                                                 ----------   ----------
              Proved developed                   $  172,800   $  433,200
              Proved undeveloped                         --           --
                                                 ----------   ----------
              Total proved                       $  172,800   $  433,200
                                                 ==========   ==========

                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WINCO PETROLEUM CORPORATION



Date: May 18, 1999                 By   /s/  Cecil O'Brate
                                     -------------------------------------
                                     Cecil O'Brate, President, Chief
                                     Executive Officer, and Director

Date: May 18, 1999                 By   /s/  Daniel Lee Dalke
                                     -------------------------------------
                                     Daniel Lee Dalke, Secretary,
                                     Treasurer, Principal Financial Officer
                                     and Director

Date: May 18, 1999                 By   /s/  G. Allan Nelson
                                     -------------------------------------
                                     G. Allan Nelson, Director