Form 10-Q
period 1998-12-31
WINCO PETROLEUM CORP
filed 2000-01-03
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.     20549

                                FORM 10Q

            QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended - December 31, 1998

                                 0-9295
                   ----------------------------------
                         Commission File Number


                       WINCO PETROLEUM CORPORATION
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


           COLORADO                              84-0794604
-------------------------------   ---------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation of organization)

                 P O BOX 342
             GARDEN CITY, KANSAS                        67846
    ----------------------------------------        ------------
    (Address of principle executive offices)         (Zip Code)

                             (316) 275-2963
           ---------------------------------------------------
          (Registrant's telephone number. Including area code)



    -----------------------------------------------------------------
    (Former name, former address, former fiscal year if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

             _____  Yes                            _____  No


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

Class:  Common Stock, No par value

Outstanding as of December 31, 1998:     40,852,576

                       WINCO PETROLEUM CORPORATION
                         CONDENSED BALANCE SHEET

                                           December 31, 1998  September 30, 1998
                                              (Unaudited)        (Audited)
                                           -----------------  ------------------

ASSETS
------
CURRENT ASSETS:
  Cash and short-term investment                $   325,096      $   328,202
  Notes and accounts receivable                      38,298           38,298
  Prepaid expenses and other                            -               -
                                                -----------      -----------

    TOTAL CURRENT ASSETS                            363,394          366,500

INVESTMENTS IN OIL AND GAS PROPERTIES
  At Cost,  Net (Using the full cost method of
  of accounting)                                    168,293          172,800

FURNITURE, FIXTURES AND VEHICLES, At Cost,
  Net of Allowances for Depreciation                    361              361

OTHER ASSETS                                          1,000            1,000
                                                -----------      -----------

    TOTAL ASSETS                                $   533,048      $   540,661
                                                ===========      ===========


LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
  Accounts payable to stockholders
    and directors                               $       150      $       150
  Accounts payable and accrued
    liabilities                                      20,858           20,858
                                                -----------      -----------

    TOTAL CURRENT LIABILITIES                        21,008           21,008
                                                -----------      -----------



STOCKHOLDERS' INVESTMENT
  Common stock, no par value;
    50,000,000 shares authorized;
    23,000,000 shares issued and outstanding        307,000          307,000
  Additional paid in capital                      1,288,500        1,288,500
  Accumulated deficit                            (1,052,043)      (1,044,555)
  Treasury stock                                 (   31,437)      (   31,312)
                                                -----------      -----------


    TOTAL STOCKHOLDERS' INVESTMENT                  512,040          519,653
                                                -----------      -----------


    TOTAL LIABILITIES AND
      STOCKHOLDERS' INVESTMENT                  $   533,048      $   540,661
                                                ===========      ===========

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                    1998            1997
                                                -----------     ------------

REVENUES:
  Oil and gas sales                             $       224     $     32,188
  Interest income                                     1,808            1,366
                                                -----------      -----------
                                                      2,032           33,554
                                                -----------      -----------


EXPENSES:
  Lease operating expenses                               32           21,991
  General and administrative                          4,981            5,220
  Depreciation, depletion and
    Amortization                                      4,507            7,000
                                                -----------      -----------
                                                      9,420           34,211
                                                -----------      -----------


Income (Loss) before income tax                  (    7,488)      (      657)

Income tax expense (benefit)                           -                -
                                                -----------      -----------


    NET INCOME (LOSS)                           $(    7,488)     $(      657)
                                                ===========      ===========


NET INCOME (LOSS) PER COMMON
  SHARE - Primary and fully diluted             $      -         $      -
                                                ===========      ===========


WEIGHTED AVERAGE SHARES OUTSTANDING              40,852,576       40,852,576
                                                ===========      ===========

                       WINCO PETROLEUM CORPORATION
                         STATEMENT OF CASH FLOW


                                               THREE MONTHS ENDING DECEMBER 31,
                                                   1998              1997
                                                -----------      ------------
Cash flows from operating activities:
  Net income (loss)                             $(    7,488)     $(      657)


  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation, depletion and
       amortization                                   4,507            7,000
      Changes in current assets and
       current liabilities:
           Accounts Receivable                         -          (   30,945)
           Accounts Payable                            -               1,996
                                                -----------      -----------


    Net cash provided (used) in
      operating activities                        (   2,981)      (   22,606)

Cash flows from (used in) investing activities:
  Investment in oil and gas properties                 -                -
  Purchase of common stock for Treasury           (     125)            -
                                                -----------      -----------



    NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                        (   3,106)      (   22,606)


Cash and Cash Equivalents at beginning of period    328,202          166,605
                                                -----------      -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   325,096      $   143,999
                                                ===========      ===========

                       WINCO PETROLEUM CORPORATION
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)


CONDENSED FINANCIAL STATEMENTS
------------------------------

1. The accompanying, unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all principles for completed financial statements.

In the opinion of Winco Petroleum Corporation the accompanying, unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of December 31, 1998 and the results of operations and changes in financial position for the three months then ended. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1998.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined by the Company and independent engineers. A provision of $4,507 was made for the three months ended December 31, 1998. Reserve for depreciation and depletion was $93,887 and $89,380 on December 31, 1998 and September 30, 1998, respectively.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended December 31, 1998 and 1997. The weighted average number shares outstanding for the periods ending December 31, 1998 and 1997 was 40,852,576.

                       WINCO PETROLEUM CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended December 31, 1998, the Company's working capital decreased $3,106. Working capital decreased as a result of the Company's normal operations. The Company's working capital at December 31, 1998 was $342,386.

The Company intends to utilize funds to purchase producing properties. The Company also may participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
------------------------------------------------------------------

During the three months ended December 31, 1998 oil and gas sales decreased approximately $31,964 from the comparable period in 1997. Due to low oil prices the Company decided to restrict production and sales until prices improve. There was a corresponding decrease in lease operating expenses of $21,959 between the same periods.

Interest income increased from the comparable period in 1997 due to more cash available for investment.

Due to net operating loss carry forward and tax credits available for financial and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

General and administrative expense decreased slightly from the comparable quarter in 1997, primarily as a result of restricted oil and gas operations.

                       WINCO PETROLEUM CORPORATION


PART II
-------

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 2.  CHANGES IN SECURITIES

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          None

                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WINCO PETROLEUM CORPORATION





                         /s/ CECIL O'BRATE
                         ----------------------------------------------
                         Cecil O'Brate, President


Dated: December 30, 1999