Form 10-Q
period 1999-03-31
WINCO PETROLEUM CORP
filed 2000-01-03
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.     20549

                                FORM 10Q

            QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended - March 31, 1999

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

             _____  Yes                            _____  No


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

Class:  Common Stock, No par value

Outstanding as of March 31, 1999:     40,852,576

                       WINCO PETROLEUM CORPORATION
                         CONDENSED BALANCE SHEET

                                             March 31, 1999   September 30, 1998
                                               (Unaudited)        (Audited)
                                             --------------   ------------------

ASSETS
------

CURRENT ASSETS:
  Cash and short-term investment                $   327,199      $   328,202
  Notes and accounts receivable                      38,298           38,298
  Prepaid expenses and other                           -                -
                                                -----------      -----------

    TOTAL CURRENT ASSETS                            365,497          366,500

INVESTMENTS IN OIL AND GAS PROPERTIES
  At Cost,  Net (Using the full cost method of
  of accounting)                                    163,785          172,800

FURNITURE, FIXTURES AND VEHICLES, At Cost,
  Net of Allowances for Depreciation                    361              361

OTHER ASSETS                                          1,000            1,000
                                                -----------      -----------


    TOTAL ASSETS                                $   530,643      $   540,661
                                                ===========      ===========


LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
  Accounts payable to stockholders
    and directors                               $       150      $       150
  Accounts payable and accrued
    liabilities                                      20,858           20,858
                                                -----------      -----------

    TOTAL CURRENT LIABILITIES                        21,008           21,008
                                                -----------      -----------



STOCKHOLDERS' INVESTMENT
  Common stock, no par value;
    50,000,000 shares authorized;
    23,000,000 shares issued and outstanding        307,000          307,000
  Additional paid in capital                      1,288,500        1,288,500
  Accumulated deficit                            (1,054,248)      (1,044,555)
  Treasury stock                                 (   31,637)      (   31,312)
                                                -----------      -----------

    TOTAL STOCKHOLDERS' INVESTMENT                  509,643          519,653
                                                -----------      -----------


    TOTAL LIABILITIES AND
      STOCKHOLDERS' INVESTMENT                  $   530,643      $   540,661
                                                ===========      ===========

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   1999             1998
                                                -----------     ------------

REVENUES:
  Oil and gas sales                             $     9,361      $    27,804
  Interest income                                     2,455            2,558
  Gain on sale of assets                               -             211,978
                                                -----------      -----------

                                                     11,816          242,340
                                                -----------      -----------


EXPENSES:
  Lease operating expenses                            8,327           30,313
  General and administrative                          1,186            6,617
  Depreciation, depletion and
    Amortization                                      4,507           15,784
                                                -----------      -----------
                                                     14,020           52,714
                                                -----------      -----------


Income (Loss) before income tax                  (    2,204)         189,626

Income tax expense (benefit)                           -                -
                                                -----------      -----------


    NET INCOME (LOSS)                           $(    2,204)     $   189,626
                                                ===========      ===========


NET INCOME (LOSS) PER COMMON
  SHARE - Primary and fully diluted             $      -         $      -
                                                ===========      ===========


WEIGHTED AVERAGE SHARES OUTSTANDING              40,852,576       40,852,576
                                                ===========      ===========

                       WINCO PETROLEUM CORPORATION
                         STATEMENT OF CASH FLOW


                                                 SIX MONTHS ENDING MARCH 31,
                                                   1999             1998
                                                -----------      -----------

Cash flows from operating activities:
  Net income (loss)                             $(    9,643)     $   188,968

  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation, depletion and
        amortization                                  9,015           22,784
      Gain on sale of assets                                      (  211,978)
      Changes in current assets and
        current liabilities:
          Accounts Receivable                          -          (   34,429)
          Accounts Payable                             -              19,237
                                                -----------      -----------


      Net cash provided (used) in
        operating activities                     (      678)      (   15,418)

Cash flows from (used in) investing activities:
  Investment in oil and gas properties                 -                -
  Purchase of common stock for Treasury          (      125)      (   30,750)
  Proceeds from sale of Wyoming oil & gas
      property                                         -             211,978
                                                -----------      -----------



      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                     (      803)         165,810


Cash and Cash Equivalents at beginning of period    328,202          166,605
                                                -----------      -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   327,199      $   332,415
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

In the opinion of Winco Petroleum Corporation the accompanying, unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months then ended and changes in financial position for the six months then ended. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1998.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined by the Company and independent engineers. A provision of $4,507 was made for the three months ended March 31, 1999. Reserve for depreciation and depletion was $98,395 and $89,380 on March 31, 1999 and September 30, 1998, respectively.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended March 31, 1999 and 1998. The weighted average number shares outstanding for the periods ending March 31, 1999 and 1998 was 40,852,576.

                       WINCO PETROLEUM CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended March 31, 1999, the Company's working capital increased $2,103. Working capital increased as a result of the Company's normal operations. The Company's working capital at March 31, 1999 was $344,489.

The Company intends to utilize funds to purchase producing properties. The Company also may participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999
---------------------------------------------------------------

During the three months ended March 31, 1999 oil and gas sales decreased approximately $18,443 from the comparable period in 1998. Due to low oil prices the Company decided to restrict production and sales until prices improve. There was a corresponding decrease in lease operating expenses of $21,986 between the same periods.

Interest income increased from the comparable period in 1998 due to more cash available for investment.

Due to net operating loss carry forward and tax credits available for financial and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

General and administrative expense decreased from the comparable quarter in 1998, by $5,431, primarily as a result of restricted oil and gas operations.

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


                         WINCO PETROLEUM CORPORATION





                         /s/ CECIL O'BRATE
                         -----------------------------------
                         Cecil O'Brate, President


Dated: December 30, 1999