Form 10KSB40
period 1999-09-30
WINCO PETROLEUM CORP
filed 2000-01-14
CIK 313968

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                              FORM 10-KSB

         ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the Fiscal Year ended:   SEPTEMBER 30, 1999
                                  OR
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

___________Colorado ___________   _______________84-0794604______________
(State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
Incorporation or Organization)
                              3118 CUMMINGS
      _________________GARDEN CITY, KANSAS 67846__________________
      (Address of Principal Executive Offices, Including Zip Code)

Registrants Telephone Number, Including Area Code:   (316) 275-2963

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
                             Yes X   No
                                ---    ---


As of January 10, 2000, 41,152,606 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Winco Petroleum Corporation held by nonaffiliates was not able to be ascertained as no trading market exists for the Registrant's Common Stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. / X /

State the issuer's revenues for its most recent fiscal year. $ 142,448.
                                                             ----------
Documents incorporated by reference:   NONE.

This Form 10-KSB consists of 38 pages. The Exhibit Index begins on page 19.

                                 PART I


FORWARD-LOOKING STATEMENTS

     This report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operation, (iii) market conditions in the oil and gas industry, (iv) the ability of the Company to make and integrate acquisitions and (v) the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, a decline in oil and natural gas production, a decline in oil and natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and oil and gas gathering, an increase in the cost of production and operations, an inability to meet growth projections, and/or changes in general economic conditions. Actual results could materially differ and could be adversely affected by the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business and Properties." In light of these risks and uncertainties, there can be no assurance that actual results will be as projected in the forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

GENERAL

     Winco Petroleum Corporation ("Winco" or "the Company"), is a Colorado corporation organized on June 21, 1979. Winco was formed primarily for the purpose of exploration, development, and production of oil and gas. The Company investigates potential opportunities to develop, drill and/or participate in the development of new oil and gas properties and/or acquire producing oil and gas properties in the Mid-Continent region of the United States. Its current activities include identifying and drilling between one (1) to five (5) oil and gas properties a year on its own behalf or with other industry partners.

BUSINESS STRATEGY

     Winco's objective is to increase reserves, production, cash flow, earnings and net asset value per share. To accomplish this objective, the Company intends to acquire and/or drill and complete, on its own behalf and with other industry partners, from one (1) to five (5) oil and gas prospects per year. Winco will identify and acquire or develop these prospects each year with a view to taking advantage of industry advances in seismic, drilling and other technologies as well as management's oil and gas experience in Kansas and Oklahoma. Of the projected new prospects, one
(1) or two (2) may be intended as higher potential, higher risk prospects. As indicated above, Winco intends to approach its prospects in a way that will allow it to control its costs and risks. It is possible that significant expenditures required of the Company in connection with the future exploration activities will require additional funding from outside sources in the form of debt or equity. There can be no assurance such funding is or will be available to the Company for this purpose.

OPERATIONS

     As of September 30, 1999, Winco or affiliate entities act as operator for almost all of Winco's producing wells. By operating its producing properties, Winco believes it has greater control over its expenses and the timing of exploration and development of such properties. Winco, directly or through a designated affiliate, presently operates wells which represent virtually 100% of Winco's proved reserves.

CUSTOMERS AND MARKETS

     Winco has two major customers, ENRON Oil Trading and Transportation and Aurora Natural Gas Company, which each purchased over 10% of the Company's total oil and gas production for the years ended September 30, 1999 and 1998. Currently, the prices at which the Company sells its oil and gas are set unilaterally by the individual buyers based upon prevailing market prices paid to oil and gas producers in that area.

     During fiscal 1999, Winco acquired 100% working interest and operations of four oil leases, the Coady Hill, Holl, and Michel A all in Russell County, Kansas and the Gage A in Barton County, Kansas. These leases have a total of fourteen (14) producing oil wells and two salt water disposal wells. This acquisition was consistent with Winco's policy and strategies. Winco continues to be aware of and consider other oil and gas properties which are available or may become available for purchase.

     Winco's business is not seasonal in nature, except to the extent that weather conditions at certain times of the year may affect Winco's access to its oil and gas properties and its ability to drill oil and gas wells. The impact of inflation on Winco's activities is minimal. While gas prices have historically fluctuated between winter and summer seasons, changes in the market during the last few years have made such fluctuations unpredictable. For instance, because there are gas storage facilities around the country which are filled during the summer, prices may be higher during some spring or summer months than during some winter months if temperatures are relatively warmer than usual.

COMPETITION

     The Company competes with numerous other companies and individuals, including many that have significantly greater resources, in virtually all facets of its business. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Company permit. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration, development and production. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production. Domestic oil and natural gas must compete with imported oil and natural gas, coal, atomic energy, hydroelectric power and other forms of energy. The Company does not hold a significant competitive position in the oil and gas industry.

GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

     GENERAL

     The Company's business is affected by numerous governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Changes in any of these laws and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on its future operations.

     FEDERAL REGULATION OF THE OIL AND GAS INDUSTRY. The Federal Energy Regulatory Commission ("FERC") regulates interstate transportation of natural gas under the Natural Gas Act and regulates the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce under the Natural Gas Policy Act. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all "first sales" of natural gas, which includes sales by the Company of its own production. As a result, all sales of the Company's natural gas produced in the U.S. may be sold at market prices, unless otherwise committed by contract.

     The Company's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the FERC has issued a series of orders which have altered significantly the marketing and transportation of natural gas. The Company believes that these changes have generally improved access to transportation and have enhanced the marketability of natural gas production. To date, the Company has not experienced any material adverse effect on gas marketing as a result of these FERC orders, however, subsequent to the afore-mentioned sale of its Wyoming properties, the Company does not currently have any natural gas production and the Company cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on future gas marketing, if any.

     The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of occupational safety and health laws and regulations. However, inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

     STATE REGULATION. The Company's operations are also subject to regulation at the state level. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration or properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations.

The Company's operations are also subject to various conservation laws and regulations. These include the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. These regulatory burdens may affect profitability, and the Company is unable to predict the future cost or impact of complying with such regulations.

     ENVIRONMENTAL MATTERS. Extensive federal, state and local laws affecting oil and natural gas operations, including those carried on by the Company, regulate the discharge of materials into the environment or otherwise protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as closure of inactive pits and plugging of abandoned wells. Legislation has been and continues to be proposed in Congress from time to time that would reclassify certain exempt oil and gas exploration and production wastes as "hazardous wastes." This reclassification would make such wastes subject to more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states and may include initiatives at county, municipal and local government levels.
These various initiatives could have a similar impact on the Company. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability.

     Compliance with these environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Nevertheless, changes in environmental law have the potential to adversely affect the Company's operations. For example, the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury or property damages allegedly caused by the hazardous substance released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances." At least two federal courts have recently held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act ("RCRA") certain oil and gas materials and wastes are exempt from the definition of "hazardous wastes." This exemption continues to be subject to judicial interpretation and increasingly stringent state regulation. During the normal course of its operations, the Company generates or has generated in the past exempt and non-exempt wastes, including hazardous wastes, that are subject to the RCRA and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

     Although the Company maintains insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs, that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company's financial condition and operations.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time leases of properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the Company prepares a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. The Company believes that titles to its leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

EMPLOYEES

     At September 30, 1999 and 1998, the Company did not have any full-time employees. Services on a part-time basis were provided by employees of American Warrior, Inc., a company affiliated by common ownership of some of Winco's common stock.

CERTAIN RISKS

     UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond the Company's control. Estimates of proved undeveloped reserves, which comprise a significant portion of the Company's reserves are by their nature uncertain. The reserve information set forth in this Form 10-KSB represents estimates only.

Although the Company believes such estimates to be reasonable, reserve estimates are imprecise by nature and may materially change as additional information becomes available.

     Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the areas compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

     SPECULATIVE NATURE OF OIL AND GAS EXPLORATION. The business of exploring for and, to a lesser extent, of developing oil and gas properties is an inherently speculative activity that involves a high degree of business and financial risk. Property acquisition decisions generally are based on various assumptions and subjective judgments that are speculative. Although available geological and geophysical information can provide information with respect to the potential of an oil or gas property, it is impossible to predict accurately the ultimate production potential, if any, of a particular property or well. Moreover, the successful completion of an oil or gas well does not ensure a profit on the Company's investment therein. A variety of factors, both geological and market-related, can cause a well to become uneconomic or marginally economic.

     OPERATING HAZARDS. The oil and natural gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, release of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to the Company. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its oil and natural gas. In addition, the Company may be liable for environmental damage caused by previous owners of property purchased or leased by the Company. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions and result in losses to the Company. In accordance with customary industry practices, the Company maintains insurance against some, but no all, of such risks and losses. The Company carries business interruption insurance in varying amounts based upon the estimated time to cause the covered facilities to become operational. The Company may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's financial condition and results of operations. In addition, pollution and environmental risks generally are not fully insurable.

     NO DIVIDENDS. The Company has never declared or paid any cash dividends to the holders of Common Stock and has no present intention to pay cash dividends to such holders in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

OPERATIONS

     The Company or affiliate entities is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of September 30, 1999, the Company or its affiliates was serving as operator for 17 producing wells owned by the Company. This represents approximately 84% of the Company's proved reserves.

     The Company believes that, as operator, it is in a better position to control costs, safety, and timeliness of work as well as other critical factors affecting the economics of a well or a property, including maintaining good community relations.

OFFICES

     Winco maintains its principal executive offices at 3118 Cummings, Garden City, Kansas 97846, and its telephone number is (316) 275-2963. The office space is owned by American Warrior, Inc. and no rent was charged or paid during the fiscal years of 1999 and 1998. The Company will not be required to pay any rent in the foreseeable future.

OIL AND GAS RESERVES

     The table below sets forth the Company's quantities of proved reserves, as estimated by independent petroleum engineers, McCartney Engineering, all of which are located in the continental U.S., and the present value of estimated future net revenues from these reserves on a non-escalated basis discounted at 10 percent per year for the period indicated. Reserve estimates are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors outside the Company's control.



                                    8

                                                           Year Ended
                                                          September 30,
                                                -------------------------------
                                                      1999             1998
    Estimated Proved Gas Reserves (Mcf)                    0                0

    Estimated Proved Oil Reserves (Bbls)             109,107           68,293

    Present Value of Future Net Revenues
      (before future net income tax expense)         452,519          172,807

     Reference should be made to Supplemental Oil and Gas Information on Pages F-8 and F-9 of this Annual Report on Form 10-KSB for additional information pertaining to the Company's proved oil and gas reserves. During fiscal 1999, the Company did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

PRODUCTION

     The following table sets forth the Company's net oil and gas production for the periods indicated.

                                                           Year Ended
                                                          September 30,
                                                -------------------------------
                                                      1999             1998
    Natural Gas (Mcf)                                      0              243
    Crude Oil & Condensate (Bbls)                     15,427           13,628

AVERAGE SALES PRICES AND PRODUCTION COSTS

     The following table sets forth the average gross sales price and the average production cost per unit of oil produced, including production taxes, for the periods indicated. For purposes of calculating production cost per equivalent barrel, Mcf's of gas have been converted at a ratio of six Mcf's of gas for each barrel of oil:

                                                            Year Ended
                                                           September 30,
                                                 -------------------------------
                                                       1999             1998
    Average Sales Price
      Gas (per Mcf)                                     2.16             1.75
      Oil (per Bbl)                                    13.08            14.16
    Average Production Cost
      Per Equivalent Barrel                             7.21            10.47

PRODUCING WELLS AND DEVELOPMENT ACREAGE

     The following table sets forth, as of September 30, 1999 and 1998, the approximate number of gross and net producing oil and gas wells and their related developed acres owned by Winco. Productive wells are producing wells and wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

            __________PRODUCING WELLS___________       DEVELOPED ACRES
            ______OIL______      ______GAS______       GROSS      NET

            GROSS      NET       GROSS      NET

     1999     18      12.73        0         0         1,535      941
     1998      5       3.39        0         0           895      489


UNDEVELOPED ACREAGE

     At September 30, 1999, the Company did not hold undeveloped acreage.

DRILLING ACTIVITIES

     The Company had no drilling activities for the years ended September 30, 1999 and 1998. The Company's drilling activities, when conducted, are on a contract basis with independent drilling contractors.

PRINCIPAL PROPERTIES

     The following table summarizes Winco's principal properties:

                                                                  Start   Remaining(1)
Lease     Wells  County/State  Field        Zone          Depth   Date   Life  Reserves
Everett     1    Ness, KS      Aldrich      Mississippi   4,500   2/56   15+    39,108
Gage A      1    Barton, KS    Trapp        Lansing, KC   3,080          15+    12,190
Hofmeister  1    Barton, KS    Beaver       Lansing, KC   3,090   6/97   13     14,105
Madsen      1    Converse, WY  Mikes Draw   Teapot        7,136   2/84   15+    17,111
Michel A    2    Russell, KS   Trapp        Lansing, KC   3,077   3/56   15+     7,386
All Others  12   Various                                                        19,207
                                                                               -------

     Total                                                                     107,107
                                                                               =======

________________
(1) Remaining life and reserves are as determined by independent petroleum engineers, whose report is contained in the exhibits hereto.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is not involved in any material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

     The Company did not hold an annual meeting of its shareholders during the most recent fiscal year. However, the Company anticipates holding an annual meeting of its shareholders in the Spring of 2000 to elect directors and conduct such business as may properly come before the meeting. Shareholders will be provided proxy materials and a copy of this report upon the announcement of the meeting by the Board of Directors and notice thereof.

                                 PART II
                                 -------

ITEM 5. MARKET FOR WINCO'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------

     (a) PRINCIPAL MARKET OR MARKETS The Company's common stock, no par value, is traded in the national over-the counter market and quotes for such common stock are reported by the National Association of Securities Dealers, Inc. on its "pink sheets" under the symbol "WNCO". The range of high and low bid prices for each quarterly period during the two most recent fiscal years ended September 30, 1999 and 1998 are reported as follows:

          Quarter Ended                  High            Low
          -------------                  ----            ---

          December 31, 1997             No quote       No quote
          March 31, 1998                No quote       No quote
          June 30, 1998                 No quote       No quote
          September 30, 1998            No quote       No quote

          December 31, 1998             No quote       No quote
          March 31, 1999                No quote       No quote
          June 30, 1999                 No quote       No quote
          September 30, 1999            No quote       No quote

          December 31, 1999             No quote       No quote

     The trading market for Winco's Common Stock is extremely sporadic and limited.

     (b) SECURITY HOLDERS The approximate number of security holders of record of the Company's no par value common stock as of September 30, 1999 was approximately 2,440.

     (c) DIVIDENDS Holders of Common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock. The Company anticipates that future earnings will be retained for the development of its business and that no cash dividends will be declared or paid in the foreseeable future.

     (d) CURRENT CAPITALIZATION The Company has one class of stock, Common, of which 500,000,000 shares are authorized for issuance. As of September 30, 1999 and 1998, 41,152,606 shares are issued and outstanding, with 1,285,485 of such shares owned and held by the Company as Treasury Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998
----------------------------------------------------

RESULTS OF OPERATIONS

     The Company had net income for the year ended September 30, 1999 totaling $11,399 compared to net income of $8,453 at September 30, 1998. Operations reflected a small gain after depreciation and depletion, in spite of lower than average oil prices. The wells acquired in 1998 and 1999 operate more efficiently than those in Wyoming which the Company sold as of January 1, 1998. Lower operating costs and an improvement in oil prices in the last quarter contributed to a small improvement in net income.

REVENUES

     Oil and gas sales for the year ended September 30, 1999 totaled $142,448 compared to revenues of $109,109 for the year ended September 30, 1998. Oil production increased from 13,628 barrels to 15,427 barrels, a net increase of 1,799 barrels or 13.20%. These changes in revenue and fluctuation in production resulted primarily from the purchase of additional oil properties and the sale of the five Wyoming properties, which produced oil and gas. During a period of significantly lower than normal oil prices, the Company elected to sell only oil production in excess of storage capacity on the leases and to shut-in some of the properties until prices recovered. As of September 30, 1999, all of the Company's leases were producing oil, though some individual wells may have remained shut-in on leases where at least one other well was producing.

COSTS AND EXPENSES

     Oil and gas production costs for the year ended September 30, 1999 totaled $90,630, an 8.64% (or $8,576) decrease from the costs of $99,206 for the year ended September 30, 1998. The decreased costs were primarily a result of restricted operations during the year.

     General and administrative expenses totaled $23,423 at September 30, 1999, compared to $33,338 at September 30, 1998, a total decrease of 29.74%. This decrease was due to reductions of costs as a result of limiting activity while oil prices were depressed.

     Depreciation, depletion and amortization costs for the year ended September 30, 1999 totaled $26,089, a decrease of $37,626 (or 59.05%) from the costs of $63,715 for the year ended September 30, 1998. This decrease resulted from higher costs amortized in 1998 due to the units of production calculation for cost depletion and an additional charge due to the "capitalization ceiling" determined by the Company's reserve study.

     Exploration costs and dry hole costs were not incurred during fiscal years September 30, 1999 and 1998.

OTHER INCOME (LOSS)

     Other income (loss) for the year ended September 30, 1999, was $9,093, a decrease of $86,510 from the year ended September 30, 1998 amount of $95,603, primarily due to the gain on sale included in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended September 30, 1999, the Company's working capital decreased from $345,492 at September 30, 1998 to $312,488 at September 30, 1999. The decrease of $33,004 was primarily the result of working capital used to acquire additional oil properties.

     The Company anticipates revenues from operations of its wells to be sufficient for its working capital needs. Substantially all of the cash balances held by the Company are available for the acquisition of additional oil and gas producing properties. The Company anticipates that there will continue to be opportunities to acquire producing properties as many operators were affected by an extended period of low oil prices. Even though oil prices have substantially improved from their lowest levels, many such operators find that they do not have sufficient resources to invest to bring all of their properties back to the levels of production of which they are capable.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     See Part IV, page F-1 of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not Applicable.

                                PART III
                                --------

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
----------------------------------------------------------------------

     (a)(b)  IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
SIGNIFICANT EMPLOYEES

     The following sets forth certain information with respect to the officers and directors of Winco.

          NAME                AGE       POSITION
          ----                ---       --------

     Cecil O'Brate (1)        71        President, Chief Executive
                                        Officer and a Director since 1996

     Daniel Lee Dalke (1)     49        Secretary, Treasurer, Chief Financial
                                        Officer and a Director since 1996

     G. Allen Nelson          76        Director since 1989

     ____________________

     (1) Elected officers and directors of Winco on July 3, 1996.

     TERMS OF OFFICE. The directors of Winco are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of Winco are elected by the Board of Directors and hold office until their successors are elected and qualified.

     MEETINGS OF DIRECTORS AND SHAREHOLDERS. The Board of Directors met twice during the fiscal year ended September 30, 1999. A regular annual meeting was held, in which the actions of management were reviewed and ratified and a decision was made that no business existed requiring a shareholder meeting. A special meeting was subsequently held to approve management's decision to purchase four oil and gas leases. The Company will hold an annual meeting with shareholders in the Spring of 2000. Shareholders will be provided proxy materials and a copy of this report upon the announcement of the meeting by the Board of Directors and notice thereof.

     Winco has no audit or compensation committee.

     Biographical information concerning each director and executive officer, including business experience for the past five years is as follows:

     CECIL O'BRATE has been Chief Executive Officer and President of American Warrior, Inc., a Kansas corporation involved in oil and gas development, since 1984. He has also been Chief Executive Officer and President of Mid-Continent Resources, Inc., a Kansas corporation involved in oil and gas development, since 1984. Mr. O'Brate has also been Chief Executive Officer and

President of Palmer Mfg. & Tank, Inc., a Kansas corporation manufacturing storage vessels for various industries, since 1966. Mr. O'Brate also holds investments in other closely-held corporations involved in farming and implement dealerships. Mr. O'Brate devotes part-time to Winco.

     DANIEL LEE DALKE has been Assistant Secretary-Treasurer and Controller of American Warrior, Inc., Mid-Continent Resources, Inc. and Palmer Mfg.
& Tank, Inc. since 1984. Mr. Dalke holds a degree in accounting from Wichita State University and is a Certified Public Accountant. Mr. Dalke devotes part-time to Winco.

     G. ALLEN NELSON was the Secretary of Winco from 1989 to 1996. Mr. Nelson holds a degree in geology from the University of Texas. He has been a member of the American Association of Petroleum Geologists since 1948, and an active member since 1954. Mr. Nelson is also an active member of the Rocky Mountain Association of Geologists, the Wyoming Geological Association, and the East Anshutz Ranch Field Unit Arbitration Panel. Mr. Nelson is an independent consulting geologist.

     (c)  FAMILY RELATIONSHIPS

     There are no family relationships between or among any officers and directors.

     (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No officer, director, significant employee, promoter or control person of Winco has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

     (a)(b)  GENERAL AND SUMMARY COMPENSATION TABLE

     The following sets forth all compensation paid or accrued by Winco for services rendered during fiscal years ended September 30, 1997, 1998 and 1999 by its Chief Executive Officer. No other executive officers received a salary and other compensation which exceeded $100,000 during any year.


                                   Annual Compensation                          Long Term Compensation
                            -----------------------------------     -----------------------------------------------
   Name and                                                         Restricted
   Principal                                       Other Annual       Stock     Options/   LTIP        All Other
   Position          Year   Salary     Bonuses     Compensation       Awards     SARS     Payouts     Compensation
   --------          ----   ------     -------     ------------       ------     ----     -------     ------------
Cecil O'Brate,       1999   $    0      $    0      $      0          $    0      $    0    $     0   $      0
President and        1998        0      $    0      $      0               0           0          0          0
Chief Executive      1997        0      $    0      $      0               0           0          0          0
Officer

     (c)  OPTION/SAR GRANTS TABLE

     There were no options to purchase shares of Common Stock granted to the Executive Officers of Winco listed in the Executive Compensation Table during Winco's last fiscal year.

     (d) AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR-END OPTIONS/SAR VALUE TABLE

     Not applicable.

     (e)  TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

     Not applicable.

     (f)  COMPENSATION OF DIRECTORS

     STANDARD ARRANGEMENTS. All Directors are reimbursed for reasonable out-of-pocket expenses incurred related to Board duties assigned and in connection with attending Board and Shareholders' meetings.

     OTHER ARRANGEMENTS. There are no other arrangements pursuant to which Winco's Directors receive compensation from the Company for services as Directors.

     (g)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

     None.

     (h)  REPORTING ON REPRICING OF OPTIONS/SARS

     Not Applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a)(b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 1999, the ownership of the Company's Common Stock by (i) each Director of the Company, (ii) all Executive Officers and Directors of the Company as a group, and (iii) all persons known by the Company to own more than 5% of the Company's Common Stock:
                                        Beneficial Ownership (1)
                                   ---------------------------------
         Name                      Number of Shares       Percentage
         ----                      ----------------       ----------

     Cecil O'Brate                  17,786,868 (2)          43.22%
     P.O. Box 399
     Garden City, KS 67846

     Daniel Lee Dalke                        0               0.00%
     P.O. Box 399
     Garden City, KS  67846

     Mid-Continent Resources, Inc.     836,921               2.03%
     P.O. Box 399
     Garden City, KS  67846

     G. Allen Nelson                     8,300                .02%
     1645 Court Place, Suite 302
     Denver, CO  80202

     Betty Lee Winkler               7,049,300              17.13%
     775 Ivanhoe Street
     Denver, CO  80220

     American Warrior, Inc.         16,949,947              41.19%
     P.O. Box 399
     Garden City, KS  67846

     All Directors and Officers     17,795,168 (3)          43.24%
     as a Group (4 persons)  (2)
     ______________________________
     (1) Calculated pursuant to Rule 13-d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
     (2) Cecil O'Brate is the President, a director and the majority shareholder of American Warrior, Inc. and Mid-Continent Resources, Inc. and therefore may be deemed to be the beneficial owner of the shares owned by them.
     (3) Includes 16,949,947 shares owned by American Warrior, Inc., and 836,921 shares owned by Mid-Continent Resources, Inc., as to which Cecil O'Brate, a Director and Officer of Winco, may be deemed to have beneficial ownership by virtue of being a Director and Officer of American Warrior, Inc.
     (4) As of September 30, 1999, the Company has purchased 1,301,485 shares or 3.19% of its common stock which is now held in Treasury. If such stock was not considered outstanding, the beneficial ownership calculated for Cecil O'Brate, Mid-Continent Resources, Inc., Betty Lee Winkler and American Warrior, Inc. would be 44.63%, 2.10%, 17.69% and 44.65%, respectively.

     (c)  CHANGES IN CONTROL

     No understandings, arrangements or agreements are known by management at this time which would result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     (a)(b)  TRANSACTIONS WITH MANAGEMENT AND OTHERS

     The Company's Board of Directors and its officers are subject to certain provisions of Colorado law which are designed to eliminate or minimize the effects of certain potential conflicts of interest. In addition, the Board of Directors has adopted a policy that provides that any transaction between the Company and an interested party must be fully disclosed to the Board of Directors, and that a majority of the directors not otherwise interested in the transaction (including a majority of disinterested directors) must make a determination that such transaction is fair, competitive, commercially reasonable and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties.

     (c)  PARENTS OF WINCO

     None.

     (d)  TRANSACTIONS WITH PROMOTERS

     Information required by Item 404 of Regulation S-B is not required to be presented inasmuch as the Company has been organized for more than five years.

     (e) COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

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

     Based solely on the Company's view of the copies of such forms received by it during the fiscal year ended September 30, 1999, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal year.

                                 PART IV
                                 -------

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS The following financial statements are filed as part of this report:

                                                                 Page
                                                                 ----

          Reports of Independent Certified Public
          Accountants                                            F-1

          Balance Sheets - September 30, 1999 and 1998       F-2 & 3

          Statements of Operations for the years ended
          September 30, 1999 and 1998                            F-4

          Statements of Stockholders' Equity for the
          years ended September 30, 1999 and 1998                F-5

          Statements of Cash Flows for the years ended
          September 30, 1999 and 1998                            F-6

          Notes to Financial Statements                  F-7 to F-17

     All Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

     (3)(a)  EXHIBITS
             --------

     19.1    Reserve Report prepared by McCartney Engineering, Inc.
     27      Financial Data Schedule

     (b) REPORTS ON FORMS 8-K The Company did not file a report on Form 8-K during the period covered by this report.

                       WINCO PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999 AND 1998

                                  WITH

                      INDEPENDENT AUDITORS' REPORT

                       WINCO PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                       September 30, 1999 and 1998








                            TABLE OF CONTENTS
                            -----------------
                                                                     Page
                                                                   --------

Independent Auditors' Report . . . . . . . . . . . . . . . . . .       1


Financial Statements:

   Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .     2

   Statements of Operations. . . . . . . . . . . . . . . . . . . .     3

   Statements of Stockholders' Equity. . . . . . . . . . . . . . .     4

   Statements of Cash Flows. . . . . . . . . . . . . . . . . . . .     5

   Notes to Financial Statements . . . . . . . . . . . . . . . . .  6  - 15

                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------


Board of Directors and Stockholders
WINCO PETROLEUM CORPORATION


We have audited the accompanying balance sheets of Winco Petroleum Corporation as of September 30, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winco Petroleum Corporation as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                            Allen, Gibbs & Houlik, L.C.

December 18, 1999

                       WINCO PETROLEUM CORPORATION

                             BALANCE SHEETS

                       September 30, 1999 and 1998



                                 ASSETS
                                 ------



                                                   1999              1998
                                                  --------         --------
CURRENT ASSETS
  Cash and cash equivalents                     $   273,172      $   328,202
  Accounts receivable                                28,127           19,164
  Accounts receivable - related party                48,970           19,134
                                                -----------      -----------

      Total current assets                          350,269          366,500
                                                -----------      -----------


PROPERTY AND EQUIPMENT
  Investment in oil and gas properties,
    at cost (full cost method)                      336,096          262,180
  Furniture, fixtures and vehicles, at cost          22,698           22,698
                                                -----------      -----------

                                                    358,794          284,878
  Less accumulated depreciation, depletion,
    and amortization                               (137,805)        (111,717)
                                                -----------      -----------

                                                    220,989          173,161
                                                -----------      -----------

OTHER ASSETS                                          1,000            1,000
                                                -----------      -----------

                                                $   572,258      $   540,661
                                                ===========      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                                                   1999              1998
                                                  --------         --------

CURRENT LIABILITIES
  Accounts payable:
    Trade                                       $     2,334      $     5,180
    Related party                                    35,447           15,828
                                                -----------      -----------

      Total current liabilities                      37,781           21,008
                                                -----------      -----------

COMMITMENT

STOCKHOLDERS' EQUITY
  Common stock, no par value; 500,000,000 shares
    authorized; 41,152,606 shares issued and
    outstanding; (1,285,485 and 1,246,485 shares
    held in Treasury)                               307,000          307,000
  Additional paid-in capital                      1,292,920        1,288,520
  Deficit                                        (1,033,156)      (1,044,555)
                                                -----------      -----------

                                                    566,764          550,965
  Less treasury stock at cost                       (32,287)         (31,312)
                                                -----------      -----------

      Total stockholders' equity                    534,477          519,653
                                                -----------      -----------

                                                $   572,258      $   540,661
                                                ===========      ===========







                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                 Years Ended September 30, 1999 and 1998


                                                   1999              1998
                                                  --------         --------
Oil and gas sales                               $   142,448      $   109,109
                                                -----------      -----------

Costs and expenses:
  Lease operating, including production taxes        90,630           99,206
  Depreciation, depletion, and amortization          26,089           63,715
  General and administrative                         23,423           33,338
                                                -----------      -----------

                                                    140,142          196,259
                                                -----------      -----------

    OPERATING INCOME (LOSS)                           2,306          (87,150)
                                                -----------      -----------

Other income (expense):
  Interest income                                     7,093           10,654
  Gain on sale of assets                                 --          106,245
  Other                                               2,000          (21,296)
                                                -----------      -----------

                                                      9,093           95,603
                                                -----------      -----------

    INCOME BEFORE TAXES                              11,399            8,453

Income tax expense (benefit)                             --               --
                                                -----------      -----------

    NET INCOME                                  $    11,399      $     8,453
                                                ===========      ===========

NET INCOME PER COMMON SHARE                     $        --      $        --
                                                ===========      ===========



                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                   STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended September 30, 1999 and 1998






                              Common Stock
                                 Issued
                         -----------------------  Additional
                         Number of                 Paid-in                  Treasury
                           Shares       Amount     Capital      Deficit       Stock      Total
                         ----------   ----------  ---------    ----------   ---------  ----------
Balance,
  September 30, 1997     41,152,606   $ 307,000   $1,281,520   $(1,053,008)       --   $535,512

Services contributed             --          --        7,000            --        --      7,000

Treasury stock
  purchased (average
  $.025 per share)               --          --           --            --   (31,312)   (31,312)

Net income                       --          --           --         8,453        --      8,453
                         ----------   ---------   ----------    ----------  --------   --------

Balance,
  September 30, 1998     41,152,606   $ 307,000   $1,288,520   $(1,044,555) $(31,312)  $519,653

Services contributed             --          --        4,400            --        --      4,400

Treasury stock
  purchased (average
 ($.025 per share)               --          --           --            --      (975)      (975)

Net income                       --          --           --        11,399        --     11,399
                         ----------   ---------   ----------    ----------  --------   --------
Balance,
  September 30, 1999     41,152,606   $ 307,000   $1,292,920   $(1,033,156) $(32,287)  $534,477
                         ==========   =========   ==========    ==========  ========   ========

                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                 Years Ended September 30, 1999 and 1998




                                                   1999              1998
                                                  --------         --------
Cash flows from operating activities:
  Net income                                    $    11,399      $     8,453
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Services contributed                            4,400            7,000
      Depreciation, depletion and amortization       26,088           63,715
      Gain on sale of assets                             --         (106,245)
      Change in current assets and current
      liabilities:
        Accounts receivable                         (38,799)          31,629
        Accounts payable                             16,773          (17,657)
        Accrued expenses                                --            (5,965)
                                                -----------      -----------
          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                     19,861          (19,070)
                                                -----------      -----------

Cash flows from investing activities:
  Purchase of investment in oil and
    gas properties and office equipment             (73,916)              --
  Net proceeds from sale of investment
    in oil and gas properties                            --          211,979
                                                -----------      -----------

          NET CASH (USED IN) PROVIDED BY
            INVESTING ACTIVITIES                    (73,916)         211,979
                                                -----------      -----------

Cash flows from financing activities:
  Purchase of treasury stock                           (975)         (31,312)
                                                -----------      -----------
          NET CASH USED IN FINANCING ACTIVITIES        (975)         (31,312)
                                                -----------      -----------

          (DECREASE) INCREASE IN CASH AND
            CASH EQUIVALENTS                        (55,030)         161,597

Cash and cash equivalents, beginning of year        328,202          166,605
                                                -----------      -----------

          CASH AND CASH EQUIVALENTS,
            END OF YEAR                         $   273,172      $   328,202
                                                ===========      ===========

Supplemental schedule of non-cash operating
  and investing activities:
    Additional paid-in capital for services
      rendered by a related party               $     4,400      $     7,000
                                                ===========      ===========

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

     OIL AND GAS PROPERTIES - The Company follows the "full-cost" method of accounting for developed oil and gas properties. Under this method, all costs associated with property acquisition, exploration, and development activities are capitalized in one cost center, including internal costs that can be identified with those activities. No gains or losses are recognized on the sale or abandonment of oil and gas properties, unless it involves the disposition of significant reserves in which case the gain or loss is recognized in income.

     The Company's producing oil and gas properties acquired in 1999 and 1998 are accounted for at cost, in a discreet pool applicable to such properties. The Company has not incurred any development costs in 1999 and 1998.

     Depreciation, depletion, and amortization of the full-cost pool and acquired production are computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion, depreciation, and amortization provision is made if the total capitalized costs of oil and gas properties in the cost center exceed the "capitalization ceiling," which is the sum of: (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to such cost center, plus (2) the carrying value of the cost center's unproved properties.

     At September 30,1998, the total capitalized cost of oil and gas properties exceeded the capitalization ceiling. Additional depletion, depreciation, and amortization was recorded in the amount of $37,141 to reduce the net capitalized cost to an amount equal to the capitalization ceiling. At September 30, 1999, the total capitalized cost of oil and gas properties did not exceed the capitalization ceiling and, thus, no additional depletion, depreciation, and amortization provision was recorded for fiscal 1999.

                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     Based on independent engineers' estimates, the provision for depreciation, depletion, and amortization on a per equivalent barrel basis was approximately $.24 and $.93 for 1999 and 1998, respectively.

     FURNITURE, FIXTURES, AND VEHICLES - Furniture, fixtures, and vehicles are depreciated using accelerated methods over estimated useful lives ranging from three to seven years.

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

     EARNINGS PER COMMON SHARE - Earnings per common share is computed utilizing the weighted average number (41,152,606 in 1999 and 1998) of common shares outstanding.

     ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) disclosures such as contingencies, and (3) the reported amounts of revenues and expenses included in such financial statements. Actual results could differ from those estimates.



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



2.   OIL AND GAS ACTIVITIES

     OIL AND GAS OPERATIONS

     Information relating to the Company's oil and gas operations, including costs incurred in such, is summarized below:

                                               Years Ended September 30,
                                             -----------------------------
                                               1999                1998
                                             ----------         ----------

     Capitalized costs:
       Property acquisition costs            $    73,916       $        --
                                             -----------       -----------

     Production costs:
       Lease operating costs                      85,041            89,508
       Production and transportation taxes         3,150             3,627
     Ad valorem taxes                              2,439             6,071
                                             -----------       -----------

                                                  90,630            99,206
                                             -----------       -----------

                                             $   164,546       $    99,206
                                             ===========       ===========


   CAPITALIZED COSTS

   Capitalized costs associated with oil and gas producing activities and related accumulated depreciation, depletion, and amortization are as follows:



                                               Years Ended September 30,
                                             -----------------------------
                                               1999                1998
                                             ----------         ----------

     Proved properties                       $   336,096       $   262,180
     Unproved properties                              --                --
                                             -----------       -----------

                                                 336,096           262,180
                                             -----------       -----------

     Accumulated depreciation,
      depletion, and amortization                115,469            52,239
     Additional accumulated
      depreciation, depletion, and
      amortization "capitalization ceiling"           --            37,141
                                             -----------       -----------

                                                 115,469            89,380
                                             -----------       -----------

     Net capitalized costs                   $   220,627       $   172,800
                                             ===========       ===========


                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


2. OIL AND GAS ACTIVITIES (CONTINUED)

   MAJOR CUSTOMERS

   The Company's oil and gas sales consisted of sales to affiliated purchasers primarily as follows:

                                                      Years Ended
                                                     September 30,
                                             -----------------------------
                                                1999               1998
                                             ----------         ----------

          Purchaser
             A                               $    96,486      $     62,414
             B                                    13,931            17,764
             C                                    31,702            28,140
                                             -----------       -----------

                                             $   142,119       $   108,318
                                             ===========       ===========

       % to total oil and gas sales               99.77%            99.28%
                                             ===========       ===========


     PROPERTIES ACQUIRED

     On April 14, 1999, the Company acquired 100% of the working interest and operations of four oil leases in Kansas for $73,916. These leases have 14 producing oil wells that are expected to contribute to the Company's cash flow and net income in the subsequent fiscal year.

     PROPERTIES DISPOSED OF

     Effective January 1, 1998, the Company sold its remaining oil and gas production in Wyoming, except the Madsen 12-9 lease, for approximately $210,000. The Madsen 12-9 is operated on behalf of the Company by an unrelated oil and gas operator located in Wyoming, who owns a partial interest in that lease. This sale will enable the Company to reinvest those resources in the mid-continent area, probably Kansas, where the Company's operations will be more concentrated. The seven leases sold, including two non-producers, contributed about 32% of the Company's oil and gas sales in fiscal 1997. The reinvestment of the proceeds of this sale is intended to be in oil and gas leases, whether operated by the Company or by others, which management believes will have more development potential. As the properties sold represented almost all of the Company's Wyoming production and the remainder of the full-cost pool, the Company recognized the sale by removing all associated costs, accumulated depreciation, depletion and amortization, and other capitalized amounts. Due to previous sales and credits not recognized under the full-cost method, the removal of such capitalized items resulted in a net credit of $106,245 reflected as an additional gain in other income.

                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



3.   RELATED PARTIES

     As of September 30, 1999 and 1998, the Company had no employees. Administrative and operations management services are provided to the Company by American Warrior, Inc. (AWI), an oil and gas operating company affiliated with the Company. AWI owns 41.52% of the Company. Further, the majority stockholder and CEO of AWI is the CEO and President of the Company, and the Assistant Secretary-Treasurer of AWI is the Company's Secretary and Treasurer. The following services were provided to the Company for the amounts indicated and were recorded as additional paid-in capital:

                                             1999                1998
                                        ---------------     ---------------
                Service                 Hours    Amount     Hours    Amount
            ----------------            -----    ------     -----    ------
            Administration                20   $  2,000       25   $  2,500
            Accounting                    40      2,400       75      4,500
                                               --------             -------

                                               $  4,400            $  7,000
                                               ========            ========


     In addition to the above contributed services, in 1998, AWI was paid $3,350 in cash for similar services. Further, at September 30, 1999 and 1998, the Company had amounts receivable from this affiliate for oil sales not yet distributed in the amounts of $48,970 and $19,134, respectively, and amounts payable to this affiliate for the purchase of a working interest in an oil and gas property and for operating expenses in the amounts of $35,447 and $15,828, respectively. The Company owns undivided working interests in oil and gas properties; it has not historically been the operator of such properties, instead relying on other operators. As of September 30, 1999, most of the Company's oil and gas production is operated by AWI or affiliates of AWI (the Operating Affiliates). Accordingly, the Company executes customary transactions with its Operating Affiliates, as appropriate, relative to certain oil and gas sales, most operating expenses, and some general and administrative expenses.



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



4.   INCOME TAXES

     A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:


                                                1999              1998
                                             ----------        ----------

       Computed income tax expense at 34%    $     3,876       $     2,875
       Utilization of net operating
        loss carryforwards                        (3,876)           (2,875)
                                             -----------       -----------

                                             $        --       $        --
                                             ===========       ===========


     The net deferred tax assets (liabilities) include the following components:

                                                1999              1998
                                             ----------        ----------

       Deferred tax assets
          Depletion, depreciation, and
           amortization                      $    75,000       $    84,900
       Net operating loss carryforward           258,400           241,600
                                             -----------       -----------

       Net deferred tax asset                    333,400           326,500
       Valuation allowance                      (333,400)         (326,500)
                                             -----------       -----------
       Net deferred tax asset
        (liability)                          $        --       $        --
                                             ===========       ===========


     During the years ended September 30, 1999 and 1998, the Company recorded a valuation allowance of $333,400 and $326,500, respectively, on the deferred tax assets to reduce the total to an amount management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


4.   INCOME TAXES (CONTINUED)

     The Company has net operating loss carryforwards for regular income tax purposes at September 30, 1999 as follows:

             Year net operating loss carryforward expires
              -------------------------------------------
                                2000                        $   52,579
                                2001                            89,721
                                2002                            63,660
                                2003                           115,138
                                2004                           105,735
                                2006                            17,770
                                2007                            34,960
                                2008                            57,939
                                2009                            67,927
                                2010                            66,169
                                2011                            54,259
                                2012                            34,196
                                                            ----------

                                                            $  760,053
                                                            ==========


5.   OFF-BALANCE-SHEET RISK

     The Company's future production revenues, development costs, and production expenses are dependent on economic and operating conditions, such as pricing and production taxes, which can be volatile, and are not within the Company's control. For example, at November 30, 1999, the price of crude oil generally received by the Company was approximately $21.99 per Bbl. versus $21.50 at September 30, 1999. As of September 30, 1998, one of the Company's producing properties was shut-in as the currently low oil prices would not cover the cost of operations.


6.   UNAUDITED OIL AND GAS RESERVE INFORMATION

     The reserve estimates presented as of September 30, 1999 and 1998 were prepared by independent petroleum consultants. Management cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



6.   UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

     Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

     Net quantities of proved reserves and proved developed reserves of crude oil (including condensate) and natural gas (all of which are located within the United States) are as follows:

                      RESERVE QUANTITY INFORMATION
             For the years ended September 30, 1999 and 1998


          Proved Reserves                              Oil (Bbls)
          ----------------------------------           ----------

          Estimated quantity, September 30, 1997           99,800

          Revisions of previous estimates                 (17,900)
          Production                                      (13,600)
                                                         --------

          Estimated quantity, September 30, 1998           68,300

          Estimate of reserves in new wells
           purchased in 1999                               35,400
          Revisions of previous estimates                  20,800
          Production                                      (15,400)
                                                         --------

          Estimated quantity, September 30, 1999          109,100
                                                         ========

                                                    Proved Reserves
                                            -------------------------------
                                            Developed   Undeveloped   Total
                                            ---------   -----------   -----
              Oil (Bbls)
                 September 30, 1998            68,300        --      68,300
                 September 30, 1999           109,100        --     109,100


                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



6.   UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

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

        STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
       AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES
                            AT SEPTEMBER 30,

                                                1999              1998
                                             ----------        ----------

     Future cash inflows                     $ 1,963,900       $   819,500
     Future production and development
       costs                                  (1,222,700)         (566,800)
                                             -----------       -----------

     Future net cash flows                       741,200           252,700
     10% annual discount for estimated
       timing of cash flows                     (288,700)          (79,900)
                                             -----------       -----------

     Standardized measure of discounted
       future net cash flows                 $   452,500       $   172,800
                                             ===========       ===========



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


6.   UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

     Following are the principal sources of change in the standardized measure of discounted future net cash flows during the years ended September 30:

                                                1999              1998
                                             ----------        ----------

     Standardized measure of discounted
       future net cash flows, beginning      $   172,800       $   433,200
                                             -----------       -----------

     Sales and transfers of oil and gas
       produced, net of production costs         (51,800)          (54,600)
     Net changes in prices and
       production costs                          124,200           (57,500)
     Sales of minerals in place                      --           (113,800)
     Acquisition of reserves                     121,000                --
     Change in prices and production
       costs on acquired properties                   --                --
     Revisions of previous quantity
       estimates                                  86,300           (34,500)
                                             -----------       -----------

                                                 279,700          (260,400)
                                             -----------       -----------
     Standardized measure of discounted
       future net cash  flows, ending        $   452,500       $   172,800
                                             ===========       ===========

                   ESTIMATED FUTURE NET REVENUES FROM
                     PROVED RESERVES OF OIL AND GAS
               (Based on current prices and current cost)

                                                  Proved        Total
              Fiscal Year Ending                 Developed      Proved
                 September 30                     Reserves     Reserves
            ----------------------               ----------   ----------
                    2000                         $   97,600   $   97,600
                    2001                             85,800       85,800
                    2002                             75,500       75,500
                   Remainder                        482,300      482,300
                                                 ----------   ----------
                                                 $  741,200   $  741,200
                                                 ==========   ==========

                    PRESENT VALUE OF FUTURE NET CASH FLOWS
                 OF PROVED RESERVES DISCOUNTED AT 10% PER YEAR

                                                      September 30,
                                                 -----------------------
                                                    1999         1998
                                                 ----------   ----------
              Proved developed                   $  452,500   $  172,800
              Proved undeveloped                         --           --
                                                 ----------   ----------
              Total proved                       $  452,500   $  172,800
                                                 ==========   ==========

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WINCO PETROLEUM CORPORATION



Date:     January 12, 2000         By   /s/  Cecil O'Brate
                                     ----------------------------------
                                     Cecil O'Brate, President, Chief
                                     Executive Officer, and Director


                            POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cecil O'Brate, and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his or her substitutes or substitutes, may lawfully do, or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:     January 12, 2000         By   /s/  Cecil O'Brate
                                     ----------------------------------
                                      Cecil O'Brate, President, Chief
                                      Executive Officer, and Director

Date:     January 12, 2000         By   /s/  Daniel Lee Dalke
                                     ----------------------------------
                                      Daniel Lee Dalke, Secretary,
                                      Treasurer, Principal Financial
                                      Officer and Director

Date:     January 12, 2000         By   /s/  G. Allen Nelson
                                     ----------------------------------
                                      G. Allen Nelson, Director