Form 10-Q
period 1999-12-31
WINCO PETROLEUM CORP
filed 2000-02-15
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.     20549

                                FORM 10Q

            QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended - December 31, 1999

                                 0-9295
                   ----------------------------------
                         Commission File Number


                       WINCO PETROLEUM CORPORATION
     --------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          COLORADO                               84-0794604
-------------------------------   ---------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation of organization)

                  P O BOX 342
              GARDEN CITY, KANSAS                    67846
    ---------------------------------------      --------------
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

              X   Yes                                    No
            -----                                  -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.

Class:  Common Stock, No par value

Outstanding as of December 31, 1999:     41,152,606

                       WINCO PETROLEUM CORPORATION
                         CONDENSED BALANCE SHEET


                                             December 31,       September 30,
                                                 1999               1999
                                             (Unaudited)         (Audited)
                                             -----------       --------------
ASSETS
------

CURRENT ASSETS:
  Cash and short-term investment             $   290,725       $   273,172
  Notes and accounts receivable                   28,692            77,097
  Prepaid expenses and other                         -                 -
                                             -----------       -----------

    TOTAL CURRENT ASSETS                         319,417           350,269

INVESTMENTS IN OIL AND GAS PROPERTIES
  At Cost,  Net (Using the full cost
  method of of accounting)                       214,467           220,989

FURNITURE, FIXTURES AND VEHICLES, At Cost,
  Net of Allowances for Depreciation                 -                 -

OTHER ASSETS                                       1,000             1,000
                                             -----------       -----------

    TOTAL ASSETS                             $   534,884       $   572,258
                                             ===========       ===========


LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
  Accounts payable to stockholders
    and directors                            $       -          $      -
  Accounts payable  and accrued
    liabilities                                    2,484            37,781
                                             -----------       -----------

    TOTAL CURRENT LIABILITIES                      2,484            37,781
                                             -----------       -----------



STOCKHOLDERS' INVESTMENT
  Common stock, no par value;
    500,000,000 shares authorized;
    41,152,606 shares issued and outstanding     307,000           307,000
  Additional paid in capital                   1,292,920         1,292,920
  Accumulated deficit                         (1,035,233)       (1,033,156)
  Treasury stock                              (   32,287)       (   32,287)
                                             -----------       -----------


    TOTAL STOCKHOLDERS' INVESTMENT               532,400           534,477
                                             -----------       -----------


    TOTAL LIABILITIES AND
      STOCKHOLDERS' INVESTMENT               $   534,884       $   572,258
                                             ===========       ===========

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                     December 31,
                                                1999              1998
                                             -----------       -----------
REVENUES:

  Oil and gas sales                          $    46,874       $       224
  Interest income                                    -               1,808
                                             -----------       -----------

                                                  46,874             2,032
                                             -----------       -----------


EXPENSES:
  Lease operating expenses                        35,087                32
  General and administrative                       7,342             4,981
  Depreciation, depletion and
    Amortization                                   6,522             4,507
                                             -----------       -----------

                                                  48,951             9,420
                                             -----------       -----------


Income (Loss) before income tax               (    2,077)       (    7,488)

Income tax expense (benefit)                         -                 -
                                             -----------       -----------


    NET INCOME (LOSS)                        $(    2,077)      $(    7,488)
                                             ===========       ===========


NET INCOME (LOSS) PER COMMON
  SHARE - Primary and fully diluted          $       -         $       -
                                             ===========       ===========


WEIGHTED AVERAGE SHARES OUTSTANDING           41,152,606        41,152,606
                                             ===========       ===========

                       WINCO PETROLEUM CORPORATION
                         STATEMENT OF CASH FLOW


                                            THREE MONTHS ENDING DECEMBER 31,
                                                1999               1998
                                             -----------       ------------
Cash flows from operating activities:
  Net income (loss)                          $ (   2,077)      $ (   7,488)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation, depletion and
        amortization                               6,522             4,507
      Changes in current assets and
        current liabilities:
          Accounts Receivable                     48,405               -
          Accounts Payable                     (  35,297)              -
                                             -----------       -----------

    Net cash provided (used) in
      operating activities                        17,553         (   2,981)

Cash flows from (used in) investing activities:
  Investment in oil and gas properties               -                 -
  Purchase of common stock for Treasury              -           (     125)
                                             -----------       -----------



    NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                        17,553         (   3,106)


Cash and Cash Equivalents at beginning
  of period                                      273,172           328,202
                                             -----------       -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   290,725       $   325,096
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

In the opinion of Winco Petroleum Corporation the accompanying, unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and changes in financial position for the three months then ended. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1999.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined by the Company and independent engineers. A provision of $6,522 was made for the three months ended December 31, 1999. Reserve for depreciation and depletion was $121,991 and $93,887 on December 31, 1999 and September 30, 1999, respectively.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended December 31, 1999 and 1998. The weighted average number shares outstanding for the periods ending December 31, 1999 and 1998 was 41,152,606.

                       WINCO PETROLEUM CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended December 31, 1999, the Company's working capital increased $4,445. Working capital increased as a result of the Company's normal operations. The Company's working capital at December 31, 1999 was $316,933.

The Company intends to utilize funds to purchase producing properties. The Company may also participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
------------------------------------------------------------------

During the three months ended December 31, 1999, oil and gas sales increased $46,650 from the comparable period in 1998. Due to low oil prices the Company restricted production and sales in 1998. Beginning in the quarter ended December 31, 1999, higher oil prices allowed the Company to improve production from its wells. There was a corresponding increase in lease operating expenses of $35,055 between the same periods.

Interest income decreased from the comparable period in 1998 due to some cash available for investment, being moved to another bank on a non-interest basis.

Due to net operating loss carryforward and tax credits available for financial and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

General and administrative expense increased from the comparable quarter in 1998, primarily as a result of increasing oil and gas operations.

                       WINCO PETROLEUM CORPORATION


PART II

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


Dated: February 14, 2000