Form 10-Q
period 2000-03-31
WINCO PETROLEUM CORP
filed 2000-05-16
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.     20549

                                FORM 10Q

            QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED - MARCH 31, 2000

                                 0-9295
                        ------------------------
                         Commission File Number


                       WINCO PETROLEUM CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           COLORADO                                84-0794604
-------------------------------   ---------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation of organization)

                  P O BOX 34
               GARDEN CITY, KANSAS                     67846
     ---------------------------------------        -----------
     (Address of principle executive offices         (Zip Code)

                             (316) 275-2963
           ---------------------------------------------------
          (Registrant's telephone number. Including area code)



       -----------------------------------------------------------
       (Former name, former address, former fiscal year if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                 _____  YES                    _____  NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

CLASS:  COMMON STOCK, NO PAR VALUE

OUTSTANDING AS OF MARCH 31, 2000:     41,152,606

                       WINCO PETROLEUM CORPORATION
                         CONDENSED BALANCE SHEET

                                                 March 31, 2000   September 30, 1999
                                                  (Unaudited)         (Audited)
                                                 --------------   ------------------

ASSETS
------
CURRENT ASSETS:
     Cash and short-term investment                 $  318,599        $  273,172
     Notes and accounts receivable - trade              29,529            28,127
     Notes and accounts receivable - related  party     22,905            48,970
                                                    ----------        ----------
       TOTAL CURRENT ASSETS                            371,033           350,269

INVESTMENTS IN OIL AND GAS PROPERTIES
     At Cost,  Net (Using the full cost method of
     of accounting)                                    207,946           220,989

FURNITURE, FIXTURES AND VEHICLES, At Cost,
     Net of Allowances for Depreciation                    -                 -

OTHER ASSETS                                             1,000             1,000
                                                    ----------        ----------

       TOTAL ASSETS                                 $  579,979        $  572,258
                                                    ==========        ==========


LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
     Accounts payable to stockholders,
       Directors, and related parties               $      150        $   35,447
     Accounts payable  and accrued
       liabilities                                      15,054             2,334
                                                    ----------        ----------
       TOTAL CURRENT LIABLITIES                         15,204            37,781
                                                    ----------        ----------



STOCKHOLDERS' INVESTMENT
     Common stock, no par value;
       500,000,000 shares authorized;
       41,152,606 shares issued and outstanding        307,000           307,000
     Additional paid in capital                      1,292,920         1,292,920
     Accumulated deficit                            (1,002,858)       (1,033,156)
     Treasury stock                                 (   32,287)       (   32,287)
                                                    ----------        ----------

       TOTAL STOCKHOLDERS' INVESTMENT                  564,775           534,477
                                                    ----------        ----------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' INVESTMENT                  $  579,979        $  572,258
                                                    ==========        ==========

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                          Three Months Ended
                                                              March 31,
                                                       2000              1999
                                                  --------------    --------------

REVENUES:

     Oil and gas sales                              $  117,969        $    9,361
     Interest income                                       -               2,455
     Gain on sale of assets                                -                 -
                                                    ----------        ----------

                                                       117,969            11,816
                                                    ----------        ----------


EXPENSES:
     Lease operating expenses                           59,581             8,327
     General and administrative                         19,492             1,186
     Depreciation, depletion and
       Amortization                                      6,522             4,507
                                                    ----------        ----------

                                                        85,595            14,020
                                                    ----------        ----------


Income (Loss) before income tax                         32,374         (   2,204)

Income tax expense (benefit)                               -                 -
                                                    ----------        ----------

          NET INCOME (LOSS)                         $   32,374        $(   2,204)
                                                    ==========        ==========


NET INCOME (LOSS) PER COMMON
     SHARE - Primary and fully diluted              $      -          $      -
                                                    ==========        ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                 41,152,606        41,152,606
                                                    ==========        ==========

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)



                                                          Six Months Ended
                                                              March 31,
                                                       2000              1999
                                                  --------------    --------------

REVENUES:

     Oil and gas sales                              $  164,843        $    9,585
     Interest income                                       -               4,263
     Gain on sale of assets                                -                 -
                                                    ----------        ----------

                                                       164,843            13,848
                                                    ----------        ----------

EXPENSES:
     Lease operating expenses                           95,949             8,357
     General and administrative                         25,553             6,119
     Depreciation, depletion and
       Amortization                                     13,044             9,015
                                                    ----------        ----------

                                                       134,546            23,491
                                                    ----------        ----------


Income (Loss) before income tax                         30,297        (    9,643)

Income tax expense (benefit)                               -                 -
                                                    ----------        ----------

          NET INCOME (LOSS)                         $   30,297        $(   9,643)
                                                    ==========        ==========

NET INCOME (LOSS) PER COMMON
     SHARE - Primary and fully diluted              $      -          $      -
                                                    ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                 41,152,606        41,152,606
                                                    ==========        ==========

                       WINCO PETROLEUM CORPORATION
                         STATEMENT OF CASH FLOW


                                                     Six Months Ended March 31,
                                                       2000              1999
                                                  --------------    --------------

Cash flows from operating activities:
     Net income (loss)                              $   30,297        $ (  9,643)

     Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation, depletion and
            amortization                                13,044             9,015
          Gain on sale of assets
          Changes in current assets and
            current liabilities:
              Accounts Receivable                       24,663               -
              Accounts Payable                       (  22,577)              -
                                                    ----------        ----------


       Net cash provided (used) in
          operating activities                          45,427         (     678)

Cash flows from (used in) investing activities:
     Investment in oil and gas properties                  -                 -
     Purchase of common stock for Treasury                             (     125)
     Proceeds from sale of oil & gas property              -                 -
                                                    ----------        ----------


       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                          45,427         (     803)


Cash and Cash Equivalents at beginning of period       273,172           328,202
                                                    ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  318,599        $  327,199
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

In the opinion of Winco Petroleum Corporation the accompanying, unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three and six months then ended and changes in cash flow for the six months then ended. Operating results for the three and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1999.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined by the Company and independent engineers. Provisions of $6,522 and $11,044 were made for the three and six months ended March 31, 2000. Reserve for depreciation and depletion was $128,513 and $115,469 on March 31, 2000 and September 30, 1999, respectively.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ended March 31, 2000 and 1999. The weighted average number shares outstanding for the periods ending March 31, 2000 and 1999 was 41,152,606.

RELATED PARTY TRANSACTIONS
--------------------------

2. Oil and gas properties owned by the Company are operated by entities considered related parties due to ownership and management by directors and officers of the Company. Operation by such parties are on the same basis as outside third party operators. As a result of such operations, proceeds from revenues are usually in process of distribution resulting in amounts considered receivable. Similarly, charges for costs of operation of the Company's properties are usually in process of billing and payment resulting in amounts considered payable.

                       WINCO PETROLEUM CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three and six months ended March 31, 2000, the Company's working capital increased $38,896 and $43,341, respectively. Working capital increased as a result of the Company's normal operations. The Company's working capital at March 31, 2000 was $355,829.

The Company intends to utilize funds to purchase producing properties. The Company also may participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000
---------------------------------------------------------------

During the three months ended March 31, 2000, oil and gas sales increased approximately $108,608 from the comparable period in 1999. The increase in sales resulted from the additional production from properties purchased in the prior year and improved oil prices. There was a corresponding increase in lease operating expenses of $51,254 between the same periods.

General and administrative expense increased from the comparable quarter in 1999, by $18,306, for audit and legal costs associated with the Company's reporting requirements.

Interest income decreased from the comparable period in 1999 due to movement of cash balances to a non-interest-bearing account for purposes of anticipated purchases.

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


                         WINCO PETROLEUM CORPORATION





                         /s/ CECIL O'BRATE
                         -------------------------------------------------
                         Cecil O'Brate, President


Dated: May 15, 2000