Form 10-Q
period 2000-06-30
WINCO PETROLEUM CORP
filed 2000-08-15
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.     20549

                                FORM 10Q

            QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended - June 30, 2000

                                 0-9295
                   ----------------------------------
                         Commission File Number


                       WINCO PETROLEUM CORPORATION
     --------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          COLORADO                                 84-0794604
-------------------------------     ---------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation of organization)

                    P O BOX 342
               GARDEN CITY, KANSAS                    67846
    ----------------------------------------     --------------
    (Address of principle executive offices         (Zip Code)

                             (316) 275-2963
    ----------------------------------------------------------------
          (Registrant's telephone number. Including area code)



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

                       WINCO PETROLEUM CORPORATION
                         CONDENSED BALANCE SHEET

                                                  June 30, 2000    September 30, 1999
                                                   (Unaudited)          (Audited)
                                                ----------------   ------------------
ASSETS
------

CURRENT ASSETS:
     Cash and short-term investment                 $   327,132          $   273,172
     Notes and accounts receivable - trade               38,024               28,127
     Notes and accounts receivable - related party       24,664               48,970
                                                    -----------          -----------
          TOTAL CURRENT ASSETS                          389,820              350,269

INVESTMENTS IN OIL AND GAS PROPERTIES
     At Cost,  Net (Using the full cost method of
     of accounting)                                     201,422              220,989

FURNITURE, FIXTURES AND VEHICLES, At Cost,
     Net of Allowances for Depreciation                     -                    -

OTHER ASSETS                                              1,000                1,000
                                                    -----------          -----------

          TOTAL ASSETS                              $   592,242          $   572,258
                                                    ===========          ===========


LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
     Accounts payable to stockholders,
        Directors, and related parties              $       150          $    35,447
     Accounts payable  and accrued
        liabilities                                      21,697                2,334
                                                    -----------          -----------
          TOTAL CURRENT LIABILITIES                      21,847               37,781
                                                    -----------          -----------



STOCKHOLDERS' INVESTMENT
     Common stock, no par value;
        500,000,000 shares authorized;
        41,152,606 shares issued and outstanding        307,000              307,000
     Additional paid in capital                       1,292,920            1,292,920
     Accumulated deficit                             (  997,088)          (1,033,156)
     Treasury stock                                  (   32,437)          (   32,287)
                                                    -----------          -----------

          TOTAL STOCKHOLDERS' INVESTMENT                570,395              534,477
                                                    -----------          -----------

          TOTAL LIABILITIES AND
             STOCKHOLDERS' INVESTMENT               $   592,242          $   572,258
                                                    ===========          ===========

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                        2000                1999
                                                    -----------          -----------

REVENUES:

     Oil and gas sales                             $     93,410          $    41,838
     Interest income                                        -                  2,003
     Gain on sale of assets                                 -                    -
                                                    -----------          -----------

                                                         93,410               43,841
                                                    -----------          -----------


EXPENSES:
     Lease operating expenses                            74,717               28,118
     General and administrative                           6,400                   24
     Depreciation, depletion and
        Amortization                                      6,522                9,154
                                                    -----------          -----------

                                                         87,639               37,296
                                                    -----------          -----------


Income (Loss) before income tax                           5,771                6,545

Income tax expense (benefit)                                -                    -
                                                    -----------          -----------

           NET INCOME (LOSS)                        $     5,771          $     6,545
                                                    ===========          ===========


NET INCOME (LOSS) PER COMMON
     SHARE - PRIMARY AND FULLY DILUTED              $       -            $       -
                                                    ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  41,152,606           41,152,606
                                                    ===========          ===========

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                                JUNE 30,
                                                        2000                1999
                                                    -----------          -----------
REVENUES:

     Oil and gas sales                              $   258,253          $    51,423
     Interest income                                        -                  6,266
     Gain on sale of assets                                 -                    -
                                                    -----------          -----------

                                                        258,253               57,689
                                                    -----------          -----------

EXPENSES:
     Lease operating expenses                           170,666               36,475
     General and administrative                          31,953                6,143
     Depreciation, depletion and
        Amortization                                     19,566               18,169
                                                    -----------          -----------

                                                        222,185               60,787
                                                    -----------          -----------

Income (Loss) before income tax                          36,068           (   3,098)

Income tax expense (benefit)                                -                   -
                                                    -----------          -----------

          NET INCOME (LOSS)                         $    36,068          $(    3,098)
                                                    ===========          ===========

NET INCOME (LOSS) PER COMMON
     SHARE - PRIMARY AND FULLY DILUTED              $       -            $       -
                                                    ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  41,152,606           41,152,606
                                                    ===========          ===========

                       WINCO PETROLEUM CORPORATION
                         STATEMENT OF CASH FLOW


                                                       NINE MONTHS ENDED JUNE 30,
                                                        2000                1999
                                                    -----------          -----------

Cash flows from operating activities:
     Net income (loss)                              $    36,068          $(    3,098)

     Adjustments to reconcile net loss to
        net cash used in operating activities:
          Depreciation, depletion and
             amortization                                19,566               18,169
          Gain on sale of assets
          Changes in current assets and
             current liabilities:
                Accounts Receivable                      14,409                  -
                Accounts Payable                     (   15,933)                 -
                                                    -----------          -----------

          Net cash provided (used) in
            operating activities                         54,110               15,071

Cash flows from (used in) investing activities:
     Investment in oil and gas properties                   -             (   73,967)
     Purchase of common stock for Treasury           (      150)          (      975)
     Proceeds from sale of oil & gas property               -                    -
                                                    -----------          -----------


          NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                        53,960           (   59,871)


Cash and Cash Equivalents at beginning of period        273,172              328,202
                                                    -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   327,132          $   268,331
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

In the opinion of Winco Petroleum Corporation the accompanying, unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and nine months then ended and changes in financial position for the nine months then ended. Operating results for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 1999.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined by the Company and independent engineers. A provision of $6,522 was made for the three months ended June 30, 2000. Reserve for depreciation and depletion was $135,035 and $115,469 on June 30, 2000 and September 30, 1999, respectively.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month and nine month periods ended June 30, 2000 and 1999. The weighted average number shares outstanding for the periods ending June 30, 2000 and 1999 was 41,152,606.

RELATED PARTY TRANSACTIONS
--------------------------

4. Oil and gas properties owned by the Company are operated by entities considered related parties due to common ownership and management by directors and officers of the Company. Operation by such parties are on the same basis as outside third party operators. As a result of such operations, some proceeds from revenues are usually in process of distribution resulting in amounts considered receivable. Similarly, charges for costs of operation of the Company's properties are usually in process of billing and payment resulting in amounts considered payable.

SUBSEQUENT EVENT
----------------

5. Subsequent to the quarter ended June 30, 2000 but prior to the release of the Company's financial statements, the Company has signed a preliminary letter of intent to enter into a merger agreement with another unrelated corporation. Pursuant to the terms of such letter, the agreement anticipates the spin-off of all the existing cash and oil and gas related assets and liabilities to a subsidiary corporation, which will continue to be owned by the Company's existing shareholders in the same proportions as of record at the time of such spin-off. Subsequent to the spin-off, the Company will merge with the other party, a corporation involved in the computer industry, and the existing shareholders of the Company will be diluted to approximately 7.5% ownership of the merged company.

                       WINCO PETROLEUM CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended June 30, 2000, the Company's working capital increased $12,144. Working capital increased as a result of the Company's normal operations. The Company's working capital at June 30, 2000 was $367,973.

The Company intends to utilize funds to purchase producing properties. The Company also may participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.


RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2000
---------------------------------------------------------

During the three months and nine months ended June 30, 2000, oil and gas sales increased approximately $51,572 and $206,830, respectively, from the comparable periods in 1999. The increase in sales resulted from the additional production from properties purchased in the prior year and improved oil prices. There was a corresponding increase in lease operating expenses of $46,599 and $134,191, respectively, between the same periods.

Interest income decreased from the comparable period in 1999 due to movement of cash balances to a non-interest-bearing account for purposes of anticipated purchases.

Due to net operating loss carry forward and tax credits available for financial and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

General and administrative expense increased from the comparable periods in 1999, by $6,376 and $25,810, respectively, for audit and legal costs associated with the Company's reporting requirements.

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


                         WINCO PETROLEUM CORPORATION





                         /s/ CECIL O'BRATE
                         -----------------------------------------------
                         Cecil O'Brate, President


Dated: August 14, 2000