Form 10KSB40
period 2000-09-30
WINCO PETROLEUM CORP
filed 2001-01-16
CIK 313968

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                               FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:   SEPTEMBER 30, 2000
                                   OR
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

                              3118 CUMMINGS
                        GARDEN CITY, KANSAS 67846
      ------------------------------------------------------------
      (Address of Principal Executive Offices, Including Zip Code)

Registrants Telephone Number, Including Area Code:   (316) 275-2963

Securities Registered Pursuant to Section 12(b) of the Act:   NONE.

Securities Registered Pursuant to Section 12(g) of the Act:
   COMMON STOCK, NO PAR VALUE.

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

As of January 10, 2001, 41,152,606 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Winco Petroleum Corporation held by nonaffiliates was not able to be ascertained as no trading market exists for the Registrant's Common Stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. / X /

State the issuer's revenues for its most recent fiscal year. $ 318,321
Documents incorporated by reference:   NONE.

This Form 10-KSB consists of 53 pages.  The Exhibit Index begins on page 25.

                                 PART I
                                 ------

FORWARD-LOOKING STATEMENTS

     This report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operation, (iii) market conditions in the oil and gas industry, (iv) the ability of the Company to make and integrate its acquisition of RCS and (v) environmental matters and the impact of governmental regulation. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, a decline in oil and natural gas production, a decline in oil and natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and oil and gas gathering, an increase in the cost of production and operations, an inability to meet growth projections, and/or changes in general economic conditions. Actual results could materially differ and could be adversely affected by the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business and Properties." In light of these risks and uncertainties, there can be no assurance that actual results will be as projected in the forward-looking statements.

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

     As more fully described below under "Recent Developments," in connection with the proposed merger with Business Products, Inc., the oil and gas assets and liabilities of the Company will be spun off to a new corporation. Each Winco shareholder as of the record date of the special meeting to approve the merger will receive his or her proportionate share interest in the shares of the new corporation. The new corporation will conduct the oil and gas operations previously conducted by the Company. In the event the merger is not approved, Winco will continue its current oil and gas operations in its present corporate structure.

RECENT DEVELOPMENTS

     On August 18, 2000, the Company entered into a Merger Agreement (the "Agreement") with Winco Merger Corporation ("WMC"), Winco Spin-off Corporation ("WSC") and Business Products, Inc., doing business as Rush
Creek Solutions ("RCS"). The Agreement provides that the following transactions will occur in the following order. First, in order to accomplish the merger, the Company will create WMC and WSC as wholly-owned subsidiaries of the Company. Second, immediately prior to the merger, and upon the terms and subject to the conditions set forth in the Agreement, all of the assets, liabilities and obligations of the Company will be transferred to and assumed by WSC, one of the Company's newly-created and wholly-owned subsidiaries. All of the shares of common stock in WSC will be distributed by the Company to the Company's shareholders in conjunction with the filing and effectiveness of a Form 10-SB by WSC. Following the distribution of all of the WSC shares, WSC will no longer be a subsidiary of the Company but will be an independent entity, conducting the oil and gas operations previously conducted by the Company. Third, prior to the merger, the Company will effect a reverse stock split of its common stock on a one (1) for eighty (80) basis. After the execution of the Agreement, this ratio was readjusted to a one (1) for forty (40) basis. Pursuant to the reverse stock split, each forty (40) shares of currently outstanding common stock of the Company will be combined into one (1) share of new common stock of the Company. Following the reverse stock split, the Company's shareholders will own approximately 1,028,815 shares of common stock of the Company. Fourth, according to the terms of the Agreement, RCS will merge with and into WMC, the Company's other newly-created and wholly-owned subsidiary. Following the merger of RCS and WMC, the separate corporate existence of RCS will cease and WMC will continue as the surviving party in the merger, and as a wholly-owned subsidiary of the Company. Pursuant to the Agreement, the RCS shareholders will receive common stock in the Company in exchange for the cancellation of their RCS common stock. RCS shareholders will receive approximately 12,688,719 shares of the Company's common stock, subject to future adjustment based on the final reverse stock split ratio. The Agreement provides that none of the events just described shall occur unless each of the events shall have occurred in the order described above.

     Following the merger, shareholders of RCS will own approximately ninety-two and one-half percent (92.5%) of the Company and the current shareholders of the Company will retain an ownership of approximately seven and one-half percent (7.5%) in the Company. The Company will remain a public company, however it will conduct the business of Rush Creek Solutions, a regional integrated technology service provider in network design, communications and integration. The former business of the Company will be conducted by WSC. The current officers and directors of the Company will resign on the effective date of the merger and will be replaced by officers and directors to be named by the RCS shareholders.
RCS is a closely held corporation, and substantially all of the common stock of RCS is owned by Mike St. John, President of RCS, Anton St. John, the founder of RCS, and the Anton St. John Trust.

     As described above, as a result of the merger, current Company shareholders' ownership interest in the Company, which will become the business of RCS, will be substantially diluted.

However, as a result of the spin-off and distribution of WSC shares, current Company shareholders will maintain their current ownership interest in the Company's oil and gas business as represented by WSC common stock to be issued. The current officers and directors of the Company will become the officers and directors of WSC and will be responsible for running the oil and gas operations of WSC.

     The Agreement contains numerous representations, warranties and covenants by all parties. A complete description of all warranties, representations and covenants is set forth in the Agreement included as an Exhibit to this Report.

     The Agreement is subject to shareholder approval and the filing of a definitive proxy statement with the Securities and Exchange Commission in connection with the Company's special meeting of shareholders. The transaction is expected to be completed and the closing to occur in the first quarter of 2001.

     RCS was formed in 1975 and is located in Littleton, Colorado. RCS is a regional integrated technology service provider in network design, communications and integration. In 1999, RCS expanded its service area by opening an office in Seattle, Washington. RCS's current business strategy is to continue to add profitable, technical services to its current set of services and to attract new contracts and major accounts.

BUSINESS STRATEGY

     Winco's objective, or if the merger is consummated WSC's objective, is to increase reserves, production, cash flow, earnings and net asset value per share. To accomplish this objective, the Company intends to acquire and/or drill and complete, on its own behalf and with other industry partners, from one (1) to five (5) oil and gas prospects per year. Winco will identify and acquire or develop these prospects each year with a view to taking advantage of industry advances in seismic, drilling and other technologies as well as management's oil and gas experience in Kansas and Oklahoma. Of the projected new prospects, one (1) or two (2) may be intended as higher potential, higher risk prospects. As indicated above, Winco intends to approach its prospects in a way that will allow it to control its costs and risks. It is possible that significant expenditures required of the Company in connection with the future exploration activities will require additional funding from outside sources in the form of debt or equity. There can be no assurance such funding is or will be available to the Company for this purpose.

OPERATIONS

     As of September 30, 2000, Winco or American Warrior, Inc., an affiliate entity, acts as operator for almost all of Winco's producing wells. By operating its producing properties in this manner, Winco believes it has greater control over its expenses and the timing of exploration and development of such properties. Winco, directly or through American Warrior, Inc., presently operates wells which represent about 76% of Winco's proved reserves.

CUSTOMERS AND MARKETS

     Winco had two major customers, Cooperative Refining, LLC and ENRON Oil Trading and Transportation, which each purchased over 10% of the Company's total oil and gas production for the years ended September 30, 2000 and 1999. Currently, the prices at which the Company sells its oil and gas are set unilaterally by the individual buyers based upon prevailing market prices paid to oil and gas producers in that area.

     During fiscal 1999, Winco acquired 100% working interest and operations of four oil leases, the Coady Hill, Holl, and Michel A all in Russell County, Kansas and the Gage A in Barton County, Kansas. These leases have a total of fourteen (14) producing oil wells and two salt water disposal wells. This acquisition was in the normal course of business and was consistent with Winco's policy and strategies. While no acquisitions were made in the fiscal year ended September 30, 2000, Winco continues to be aware of and consider other oil and gas properties which are available or may become available for purchase.

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

EMPLOYEES

     At September 30, 2000 and 1999, the Company did not have any full-time employees. Services on a part-time basis were provided by employees of American Warrior, Inc., a company affiliated by common ownership of some of Winco's common stock.

CERTAIN RISKS

     UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond the Company's control. Estimates of proved developed reserves, which comprise a significant portion of the Company's reserves are by their nature uncertain. The reserve information set forth in this Form 10-KSB represents estimates only. Although the Company believes such estimates to be reasonable, reserve estimates are imprecise by nature and may materially change as additional information becomes available.

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

     OPERATING HAZARDS. The oil and natural gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, release of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to the Company. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its oil and natural gas. In addition, the Company may be liable for environmental damage caused by previous owners of property purchased or leased by the Company. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions and result in losses to the Company. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks and losses. The Company carries business interruption insurance in varying amounts based upon the estimated time to cause the covered facilities to become operational. The Company may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's financial condition and results of operations. In addition, pollution and environmental risks generally are not fully insurable.

     NO DIVIDENDS. The Company has never declared or paid any cash dividends to the holders of Common Stock and has no present intention to pay cash dividends to such holders in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

OPERATIONS

     The Company or affiliate entities is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of September 30, 2000, the Company or its affiliates was serving as operator for 17 producing wells owned by the Company. This represents approximately 76% of the Company's proved reserves.

     The Company believes that, as operator, it is in a better position to control costs, safety, and timeliness of work as well as other critical factors affecting the economics of a well or a property, including maintaining good community relations.

OFFICES

     Winco maintains its principal executive offices at 3118 Cummings, Garden City, Kansas 67846, and its telephone number is (316) 275-2963. The office space is owned by American Warrior, Inc. and no rent was charged or paid during the fiscal years of 2000 and 1999. The Company will not be required to pay any rent in the foreseeable future.

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


                                                   Year Ended
                                                   September 30,
                                          ------------------------------
                                              2000             1999

    Estimated Proved Gas Reserves (MCF)            0               0

    Estimated Proved Oil Reserves (Bbls)      48,601         124,241

    Present Value of Future Net Revenues
     (before future income tax expense)      476,760         627,820


     Reference should be made to Supplemental Oil and Gas Information on Pages F-8 and F-9 of this Annual Report on Form 10-KSB for additional information pertaining to the Company's proved oil and gas reserves. During fiscal 2000, the Company did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

PRODUCTION

     The following table sets forth the Company's net oil and gas production for the periods indicated.

                                                    Year Ended
                                                   September 30
                                          ------------------------------
                                               2000            1999

    Natural Gas (MCF)                              0               0
    Crude Oil & Condensate (Bbls)             15,913          15,427


AVERAGE SALES PRICES AND PRODUCTION COSTS

     The following table sets forth the average gross sales price and the average production cost per unit of oil produced, including production taxes, for the periods indicated. For purposes of calculating production cost per equivalent barrel, Mcf's of gas have been converted at a ratio of six Mcf's of gas for each barrel of oil:

                                                    Year Ended
                                                   September 30
                                           -----------------------------
                                               2000            1999
    Average Sales Price
     Gas (per MCF)                              N/A             2.16
     Oil (per Bbl)                             26.81           13.08
    Average Production Cost Per
     Equivalent Barrel                         11.78            7.21


PRODUCING WELLS AND DEVELOPMENT ACREAGE

     The following table sets forth, as of September 30, 2000 and 1999, the approximate number of gross and net producing oil and gas wells and their related developed acres owned by Winco. Productive wells are producing wells and wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                        PRODUCING WELLS
              -----------------------------------     DEVELOPED ACRES
                     OIL               GAS            GROSS       NET
               --------------     --------------
               GROSS     NET      GROSS      NET

2000             18     12.73        0        0       1,535       941
1999             18     12.73        0        0       1,535       941

UNDEVELOPED ACREAGE

     At September 30, 2000 and 1999, the Company did not hold undeveloped acreage.

DRILLING ACTIVITIES

     The Company had no drilling activities for the years ended September 30, 2000 and 1999. The Company's drilling activities, when conducted, are on a contract basis with independent drilling contractors.

PRINCIPAL PROPERTIES

     The following table summarizes Winco's principal properties:

                                                                    Start   Remaining(1)
Lease      Wells   County/State    Field     Zone           Depth   Date   Life  Reserves
Everett     1      Ness, KS      Aldrich      Mississippi   4,500    2/56  8      11,962
Gano 1-17   1      Kearny, KS    Lakin NW     Mississippi   5,200   10/84  7       7,295
Hofmeister  1      Barton, KS    Beaver       Lansing, KC   3,090    6/97  7       9,593
Madsen      1      Converse, WY  Mikes Draw   Teapot        7,136    2/84  10     11,595
All Others  14     Various                                                         8,156
-----------------------------------------------------------------------------------------

            Total                                                                 48,601
                                                                                  ======

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

     The Company did not hold an annual meeting of its shareholders during the most recent fiscal year. However, the Company anticipates holding a special meeting of its shareholders in early 2001 to approve a proposed reverse stock split, spin-off and merger with RCS, elect directors and conduct such business as may properly come before the meeting. Shareholders will be provided proxy materials upon the announcement of the special meeting by the Board of Directors and notice thereof.

                                 PART II
                                 -------

ITEM 5. MARKET FOR WINCO'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------

     (a) PRINCIPAL MARKET OR MARKETS The Company's common stock, no par value, is traded in the national over-the counter market and quotes for such common stock are reported by the National Association of Securities Dealers, Inc. on its "pink sheets" under the symbol "WNCO". The range of high and low bid prices for each quarterly period during the two most recent fiscal years ended September 30, 2000 and 1999 are reported as follows:

          Quarter Ended              High            Low
          -------------              ----            ---

          December 31, 1998        No quote        No quote
          March 31, 1999           No quote        No quote
          June 30, 1999            No quote        No quote
          September 30, 1999       No quote        No quote

          December 31, 1999        No quote       No quote
          March 31, 2000           No quote       No quote
          June 30, 2000            No quote       No quote
          September 30, 2000       No quote       No quote

     There is no trading market for Winco's Common Stock and management is only aware of certain limited transfers among a few shareholders. On December 15, 2000, the Company is unaware of any trading activity.

     (b) SECURITY HOLDERS The approximate number of security holders of record of the Company's no par value common stock as of September 30, 2000 was approximately 2,440.

     (c) DIVIDENDS Holders of Common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock. The Company anticipates that future earnings will be retained for the development of its business and that no cash dividends will be declared or paid in the foreseeable future.

     (d) CURRENT CAPITALIZATION The Company has one class of stock, Common, of which 50,000,000 shares are authorized for issuance. As of September 30, 2000, 41,152,606 shares are issued and outstanding.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999
----------------------------------------------------

RECENT DEVELOPMENTS

     See "Recent Developments" under Item 1 of this Report for a description of the contemplated merger between Winco and RCS.

RESULTS OF OPERATIONS

     The Company had a net loss for the year ended September 30, 2000 totaling $36,339 compared to net income of $11,399 at September 30, 1999. Operations provided a gain after depreciation and depletion of $84,765, due to higher oil prices. Unusually higher general and administrative costs offset operating revenues to result in the net loss.

REVENUES

     Oil and gas sales for the year ended September 30, 2000 totaled $318,321 compared to revenues of $142,448 for the year ended September 30, 1999. Oil production increased from 15,427 barrels to 15,913 barrels, a net increase of 486 barrels or 3.15%. The significant increase in revenues resulted from this increase in production, along with an improvement in oil prices, from an average in 1999 of $13.08 per barrel to an average of $26.81 in 2000. The improvement in oil prices accounted for about $163,000 of the $175,893 increase in revenues. The Company shut-in four of its wells during the year ended September 30, 2000.

     The Company has had very little gas production (less than 1% of total sales), particularly since the sale of the Wyoming properties as of January 1, 1998, and has determined that no significant gas imbalances have been incurred either for or against the Company's account. Based on production levels and revenues received from those interests in gas properties which the Company owns or has owned, no significant imbalances have resulted.

COSTS AND EXPENSES

     Oil and gas production costs for the year ended September 30, 2000 totaled $193,182, a 113.16% (or $102,552) increase from the costs of $90,630 for the year ended September 30, 1999. The increased costs were a result of more operations during the year and additional costs associated with the maintenance, repair and improvement of wells to assure optimum production.

     General and administrative expenses totaled $120,104 at September 30, 2000, compared to $23,423 at September 30, 1999, a total increase of 412.76%. This increase was primarily due to an increase of $56,938 in professional fees, which was incurred in relation to the Company's pending merger, and $31,834 in compensation expense, which was incurred in the issuance of stock held in Treasury to directors and officers.

     Depreciation, depletion and amortization costs for the year ended September 30, 2000 totaled $40,374, an increase of $14,285 (or 54.75%) from the costs of $26,089 for the year ended September 30, 1999. This increase resulted from higher costs amortized in 2000 due to the units of production calculation for cost depletion.

     Exploration costs and dry hole costs were not incurred during fiscal years September 30, 2000 and 1999.

OTHER INCOME (LOSS)

     Other income (loss) for the year ended September 30, 2000, was $(1,000), a decrease of $10,093 from the year ended September 30, 1999 amount of $9,093, which was primarily due to interest on cash balances in interest-bearing accounts in the prior year and a non-recurring gain of $2,000 on recovery and sale of equipment.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended September 30, 2000, the Company's working capital increased from $312,488 at September 30, 1999 to $349,807 at September 30, 2000. The increase of $37,319 was primarily the result of working capital provided by operations.

     The Company anticipates revenues from operations of its wells to be sufficient for its working capital needs. Substantially all of the cash balances held by the Company are available for the acquisition of additional oil and gas producing properties and/or drilling of new wells. Opportunities to acquire producing properties may not be as practical since oil prices have substantially improved from their lowest levels. While the Company will continue to monitor and consider any such opportunities, it may find opportunities for drilling of new wells to be more practical.

YEAR ENDED SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998
----------------------------------------------------

RESULTS OF OPERATIONS

     The Company had net income for the year ended September 30, 1999 totaling $11,399 compared to net income of $8,453 at September 30, 1998. Operations reflected a small gain after depreciation and depletion, in spite of lower than average oil prices. The fourteen wells acquired in 1997 and 1999 operate more efficiently than those in Wyoming which the Company sold as of January 1, 1998. Lower operating costs and an improvement in oil prices in the last quarter contributed to a small improvement in net income.

REVENUES

     Oil and gas sales for the year ended September 30, 1999 totaled $142,448 compared to revenues of $109,109 for the year ended September 30, 1998. Oil production increased from 13,628 barrels to 15,427 barrels, a net increase of 1,799 barrels or 13.20%. These changes in revenue and fluctuation in production resulted primarily from the purchase of four additional oil properties and the sale of the five Wyoming properties, which produced oil and gas. During a period of significantly lower than normal oil prices, the Company elected to sell only oil production in excess of storage capacity on the leases and to shut-in five of the wells until prices recovered. As of September 30, 1999, all of the Company's leases were producing oil, though some individual wells may have remained shut-in on leases where at least one other well was producing.

     The Company has had very little gas production (less than 1% of total sales), particularly since the sale of the Wyoming properties as of January 1, 1998, and has determined that no significant gas imbalances have been incurred either for or against the Company's account. Based on production levels and revenues received from those interests in gas properties which the Company owns or has owned, no significant imbalances have resulted.

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

OTHER INCOME (LOSS)

     Other income (loss) for the year ended September 30, 1999, was $9,093, a decrease of $86,510 from the year ended September 30, 1998 amount of $95,603, primarily due to the gain on sale included in 1998. Other income not specified on the income statement includes a recovery and sale of equipment for $2,000 in 1999 and an adjustment for disposition of equipment inventory of ($21,296) in 1998. These items were considered unusual and not anticipated to be recurring.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     See Part IV, page F-1 of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not Applicable.

                                PART III
                                --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
---------------------------------------------------------------------

     (a)(b)  IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
SIGNIFICANT EMPLOYEES

     The following sets forth certain information with respect to the officers and directors of Winco.

          Name                Age       Position
          ----                ---       --------

     Cecil O'Brate (1)        72        President, Chief Executive
                                        Officer and a Director since 1996

     Daniel Lee Dalke (1)     50        Secretary, Treasurer, Chief
                                        Financial Officer and a Director
                                        since 1996

     G. Allen Nelson          77        Director since 1989

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

     MEETINGS OF DIRECTORS AND SHAREHOLDERS. The Board of Directors met twice during the fiscal year ended September 30, 2000. No Shareholders Meeting was held during the fiscal year ended September 30, 2000 due to the impending shareholder meeting in 2001. A special meeting of the Board of Directors was held on August 18, 2000 to approve management's decision to enter into a merger agreement between the Company and Rush Creek Solutions, Inc. and grant a restricted stock bonus to directors. Pursuant to the merger agreement, the company would also need to affect a reverse stock split and spin-off the existing assets. The Company will hold a Special Meeting of the Shareholders in 2001 to vote on the stock split, spin-off and merger. Such meeting will be held as soon as possible after SEC approval of proxy materials to be provided to the shareholders, including a copy of this report and announcement of the meeting by the Board of Directors and notice thereof.

     Winco currently has no audit or compensation committee; however, prior to June 2001, an audit committee comprised of independent directors will be established.

     Biographical information concerning each director and executive officer, including business experience for the past five years is as follows:

     CECIL O'BRATE has been Chief Executive Officer and President of American Warrior, Inc., a Kansas corporation involved in oil and gas development, since 1984. He has also been Chief Executive Officer and President of Mid-Continent Resources, Inc., a Kansas corporation involved in oil and gas development, since 1984. Mr. O'Brate has also been Chief Executive Officer and President of Palmer Mfg. & Tank, Inc., a Kansas corporation manufacturing storage vessels for various industries, since 1966. Mr. O'Brate also holds investments in other closely-held corporations involved in farming and implement dealerships. Mr. O'Brate devotes part-time to Winco, not exceeding 20% of his time.

     DANIEL LEE DALKE has been Assistant Secretary-Treasurer and Controller of American Warrior, Inc., Mid-Continent Resources, Inc. and Palmer Mfg.
& Tank, Inc. since 1984. Mr. Dalke holds a degree in accounting from Wichita State University and is a Certified Public Accountant. Mr. Dalke devotes part-time to Winco, not exceeding 20% of his time.

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

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

     (a)(b)  GENERAL AND SUMMARY COMPENSATION TABLE

     The following sets forth all compensation paid or accrued by Winco for services rendered during fiscal years ended September 30, 1998, 1999 and 2000 by its Chief Executive Officer. No other executive officers received a salary and other compensation which exceeded $100,000 during any year.


                              Annual Compensation                               Long Term Compensation
                    -------------------------------------------     -----------------------------------------------
   Name and                                                         Restricted
   Principal                                       Other Annual       Stock     Options/   LTIP       All Other
   Position          Year   Salary     Bonuses     Compensation       Awards     SARS     Payouts     Compensation
   --------          ----   ------     -------     ------------       ------     ----     -------     ------------
Cecil O'Brate,       2000   $    0      $    0      $   4,000        $ 15,700(1)  $    0    $     0   $      0
President and        1999        0      $    0          2,000               0          0          0          0
Chief Executive      1998        0      $    0          1,850               0          0          0          0
Officer

_______________
(1) Mr. O'Brate was granted 625,485 shares of the Company's Common Stock valued at $.025 per share.

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

     OTHER ARRANGEMENTS. There are no other arrangements pursuant to which Winco's Directors receive compensation from the Company for services as Directors, however, in August 2000 the Board of Directors granted Cecil O'Brate 625,485 shares of the Company's Common Stock as a stock bonus. In addition, the Board of Directors granted Daniel Dalke and Allen Nelson 330,000 and 50,000 shares of Common Stock, respectively. All shares were valued at $.025 per share respectively.

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

     (h)  REPORTING ON REPRICING OF OPTIONS/SARS

     Not Applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a)(b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 2000, the ownership of the Company's Common Stock by (i) each Director of the Company, (ii) all Executive Officers and Directors of the Company as a group, and (iii) all persons known by the Company to own more than 5% of the Company's Common Stock:

                                       Beneficial Ownership (1)
                                    ------------------------------
Name                                Number of Shares    Percentage
----                                ----------------    ----------

Cecil O'Brate                         18,393,353 (2)       44.70%
P.O. Box 399
Garden City, KS 67846

Daniel Lee Dalke                         330,000            0.80%
P.O. Box 399
Garden City, KS  67846

Mid-Continent Resources, Inc.            836,921            2.03%
P.O. Box 399
Garden City, KS  67846

G. Allen Nelson                           58,300             .14%
1645 Court Place, Suite 302
Denver, CO  80202

Betty Lee Winkler                      7,049,300           17.13%
775 Ivanhoe Street
Denver, CO  80220

American Warrior, Inc.                16,949,947           41.19%
P.O. Box 399
Garden City, KS  67846

All Directors and Officers            18,773,353 (3)       45.62%
as a Group (4 persons)  (2)
______________________________
(1) Calculated pursuant to Rule 13-d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2) Cecil O'Brate is the President, a director and the majority shareholder of American Warrior, Inc. and Mid-Continent Resources, Inc. and therefore may be deemed to be the beneficial owner of the shares owned by them, in addition to 606,485 shares, which he owned directly.
(3) Includes 16,949,947 shares owned by American Warrior, Inc., and 836,921 shares owned by Mid-Continent Resources, Inc., as to which Cecil O'Brate, a Director and Officer of Winco, may be deemed to have beneficial ownership by virtue of being a Director and Officer of American Warrior, Inc., as well as those shares owned directly by Cecil O'Brate, Daniel Dalke and G. Allen Nelson.

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

     American Warrior, Inc. ("AWI") is an oil and gas company wholly-owned by Cecil O'Brate, President and a Director of the Company. Further, Daniel Dalke, Secretary-Treasurer of the Company is employed by AWI. AWI owns 41.19% of the Company and provides various services on behalf of the Company. AWI operates most of the wells owned by the Company, for which AWI receives an operator's charge that is commensurate with charges by other operators in the same areas. AWI also provides on behalf of the Company office space, for which no rent is charged or paid, and personnel services, for which only nominal payment is made.

     Mid-Continent Resources, Inc. ("MCR") also operates a well on behalf of the Company. MCR is 50% owned by AWI and Cecil O'Brate and Daniel Dalke serve in the same offices and capacity for MCR as AWI.

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

     Based solely on the Company's view of the copies of such forms received by it during the fiscal year ended September 30, 2000, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal year.

                                 PART IV
                                 -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

     The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS The following financial statements are filed as part of this report:

                                                                       Page
                                                                       ----

          Reports of Independent Certified Public
          Accountants                                                   F-1

          Balance Sheets - September 30, 2000 and 1999                  F-2

          Statements of Operations for the years ended
          September 30, 2000 and 1999                                   F-3

          Statements of Stockholders' Equity for the
          years ended September 30, 2000 and 1999                       F-4

          Statements of Cash Flows for the years ended
          September 30, 2000 and 1999                                   F-5

          Notes to Financial Statements                         F-6 to F-15

     All Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

     (3)(a)  EXHIBITS
             --------

     19.0 Reserve Report prepared by McCartney Engineering, Inc.
     23.0 Consent of Independent Certified Accountants

     (b) REPORTS ON FORMS 8-K The Company filed a report on Form 8-K September 1, 2000 reporting under Item 2 "Acquisition or Disposition of Assets."

                       WINCO PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000 AND 1999

                                  WITH

                      INDEPENDENT AUDITORS' REPORT

                       WINCO PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                       September 30, 2000 and 1999








                            TABLE OF CONTENTS
                            -----------------
                                                                   Page
                                                                 --------

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . 1


Financial Statements:

     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . 2

     Statements of Operations. . . . . . . . . . . . . . . . . . . . 3

     Statements of Stockholders' Equity. . . . . . . . . . . . . . . 4

     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . 5

     Notes to Financial Statements . . . . . . . . . . . . . . . .6  - 15

                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------


Board of Directors
WINCO PETROLEUM CORPORATION


We have audited the accompanying balance sheets of Winco Petroleum Corporation as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winco Petroleum Corporation as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ ALLEN, GIBBS & HOULIK, L.C.
November 20, 2000

                       WINCO PETROLEUM CORPORATION

                             BALANCE SHEETS

                       September 30, 2000 and 1999



                                 ASSETS
                                 ------


                                                       2000                 1999
                                                    -----------          -----------
CURRENT ASSETS
  Cash and cash equivalents                         $   302,799          $   273,172
  Accounts receivable                                    25,411               28,127
  Accounts receivable - related party                    50,665               48,970
                                                    -----------          -----------

        Total current assets                            378,875              350,269
                                                    -----------          -----------


PROPERTY AND EQUIPMENT
  Investment in oil and gas properties,
    at cost (full cost method)                          336,096              336,096
  Furniture, fixtures, and vehicles, at cost             22,698               22,698
                                                    -----------          -----------

                                                        358,794              358,794

  Less accumulated depreciation, depletion,
    and amortization                                    178,179              137,805
                                                    -----------          -----------

                                                        180,615              220,989
                                                    -----------          -----------

OTHER ASSETS                                                 --                1,000
                                                    -----------          -----------

                                                    $   559,490          $   572,258
                                                    ===========          ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                                                       2000                 1999
                                                    -----------          -----------
CURRENT LIABILITIES
  Accounts payable:
    Trade                                           $     9,084          $     2,334
    Related party                                        19,984               35,447
                                                    -----------          -----------

        Total current liabilities                        29,068               37,781
                                                    -----------          -----------


STOCKHOLDERS' EQUITY
  Common stock, no par value; 50,000,000 shares
    authorized; 41,152,606 shares issued and
    outstanding; (24,000 and 1,285,485 shares held
    in Treasury)                                        307,000              307,000
  Additional paid-in capital                          1,293,520            1,292,920
  Deficit                                            (1,069,495)          (1,033,156)
                                                    -----------          -----------

                                                        531,025              566,764
  Less treasury stock at cost                               603               32,287
                                                    -----------          -----------

        Total stockholders' equity                      530,422              534,477
                                                    -----------          -----------

                                                    $   559,490          $   572,258
                                                    ===========          ===========









                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                 Years Ended September 30, 2000 and 1999



                                                       2000                 1999
                                                    -----------          -----------
Oil and gas sales                                   $   318,321          $   142,448
                                                    -----------          -----------

Costs and expenses:
  Lease operating, including production taxes           193,182               90,630
  Depreciation, depletion, and amortization              40,374               26,089
  General and administrative                            120,104               23,423
                                                    -----------          -----------

                                                        353,660              140,142
                                                    -----------          -----------

        OPERATING (LOSS) INCOME                         (35,339)               2,306
                                                    -----------          -----------

Other (expense) income:
  Interest income                                            --                7,093
  Loss on sale of assets                                 (1,000)                  --
  Other                                                      --                2,000
                                                    -----------          -----------

                                                         (1,000)               9,093
                                                    -----------          -----------

        (LOSS) INCOME BEFORE TAXES                      (36,339)              11,399

Income tax expense (benefit)                                 --                   --
                                                    -----------          -----------

        NET (LOSS) INCOME                           $   (36,339)         $    11,399
                                                    ===========          ===========

NET (LOSS) INCOME PER COMMON SHARE                  $        --          $        --
 (weighted average shares outstanding               ===========          ===========
  of 41,152,606)







                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                   STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended September 30, 2000 and 1999



                              Common Stock
                                 Issued
                         -----------------------  Additional
                          Number of                Paid-in                  Treasury
                           Shares       Amount     Capital      Deficit       Stock      Total
                         ----------   ----------  ---------    ----------   ---------  ----------

Balance,
  September 30, 1998     41,152,606   $ 307,000   $1,288,520   $(1,044,555) $(31,312)  $519,653

Services contributed             --          --        4,400            --        --      4,400

Treasury stock
  purchased (average
 ($.025 per share)               --          --           --            --      (975)      (975)

Net income                       --          --           --        11,399        --     11,399
                         ----------   ---------   ----------    ----------  --------   --------

Balance,
  September 30, 1999     41,152,606     307,000    1,292,920    (1,033,156)  (32,287)   534,477

Services contributed             --          --          600            --        --        600

Treasury stock
  issued ($.025
  per share)                     --          --           --            --    31,834     31,834

Treasury stock
  purchased (average
  $.03 per share)                --          --           --            --      (150)      (150)

Net loss                         --          --           --       (36,339)       --    (36,339)
                         ----------   ---------   ----------    ----------  --------   --------

Balance,
  September 30, 2000     41,152,606   $ 307,000   $1,293,520   $(1,069,495)     (603)  $530,422
                         ==========   =========   ==========    ==========  ========   ========

                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                 Years Ended September 30, 2000 and 1999



                                                       2000                 1999
                                                    -----------          -----------
Cash flows from operating activities:
  Net (loss) income                                 $   (36,339)         $    11,399
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Services contributed                                  600                4,400
      Depreciation, depletion, and amortization          40,374               26,088
      Loss on sale of assets                              1,000                   --
      Stock compensation                                 31,834                   --
      Change in current assets and current liabilities:
        Accounts receivable                               2,716               (8,963)
        Accounts receivable - related party              (1,695)             (29,836)
        Accounts payable - trade                          6,750               (2,846)
        Accounts payable - related party                (15,463)              19,619
                                                    -----------          -----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES      29,777               19,861
                                                    -----------          -----------

Cash flows from investing activities:
  Purchase of investment in oil and
    gas properties and office equipment                      --              (73,916)
                                                    -----------          -----------

          NET CASH USED IN INVESTING ACTIVITIES              --              (73,916)
                                                    -----------          -----------

Cash flows from financing activities:
  Purchase of treasury stock                               (150)                (975)
                                                    -----------          -----------

          NET CASH USED IN FINANCING ACTIVITIES            (150)                (975)
                                                    -----------          -----------

          INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                                   29,627              (55,030)

Cash and cash equivalents, beginning of year            273,172              328,202
                                                    -----------          -----------

          CASH AND CASH EQUIVALENTS, END OF YEAR    $   302,799          $   273,172
                                                    ===========          ===========



                 The accompanying notes are an integral
                   part of these financial statements.

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS




1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS - Winco Petroleum Corporation (Company), incorporated on June 21, 1979, is engaged in the business of acquiring and developing interests in domestic oil and gas properties, primarily in Kansas and southeastern Wyoming.

     Subsequent to September 30, 2000, the Company filed a proxy statement with the Securities and Exchange Commission disclosing that the Board of Directors of the Company unanimously approved: (1) a merger of a newly formed subsidiary of the Company with an independent corporation engaged in telecommunications business (Merger) and (2) the spin-off of the Company's oil and gas assets (Spin-off) into a newly formed company, Winco Spin-off Corporation (WSC). The transactions attendant to the Merger and the Spin-off are complex; however, after the transactions, the stockholders of the Company will have received approximately 7.5% of the outstanding stock of the corporation engaged in the telecommunications business, and the stockholders of the Company will continue to own their proportionate interest in WSC, which will own the Company's oil and gas assets. The Merger is expected to close in the first quarter of 2001.

     The Company's costs related to the Merger and Spin-off are being charged to expense as incurred.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The Company places its cash with high quality credit institutions. At times, deposits may be in excess of federally insured limits. The Company has not experienced losses in any such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     OIL AND GAS PROPERTIES - The Company follows the "full-cost" method of accounting for developed oil and gas properties. Under this method, all costs associated with property acquisition, exploration, and development activities are capitalized in one cost center, including internal costs that can be identified with those activities. For 2000 and 1999, there were no internal costs of exploration and development incurred. No gains or losses are recognized on the sale or abandonment of oil and gas properties, unless it involves the disposition of significant reserves in which case the gain or loss is recognized in income.

     The Company's producing oil and gas properties are accounted for at cost, in a discreet pool applicable to such properties, within the Company's single, full-cost center. The Company has not incurred any development costs in 2000 and 1999. Production costs, including workover costs, incurred to maintain or increase levels of production are charged to expense as incurred.
                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     Depreciation, depletion, and amortization of the full-cost center are computed using a unit of production method based on proved reserves as determined annually by the Company and independent engineers. Consideration is given to anticipated costs of abandonment; however, the Company has determined on the basis of past history and experience that such costs are offset by the recoverable value of salvaged equipment. An additional depletion, depreciation, and amortization provision is made if the total capitalized costs of oil and gas properties in the cost center exceed the "capitalization ceiling." After such a provision, the capitalized cost of oil and gas properties does not exceed the sum of: (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to such cost center, (2) the cost of properties not being amortized, if any, (3) the carrying value of the cost center's unproved properties, if any, and (4) the income tax effects, if any, related to differences between book and tax basis of properties.

     Based on independent engineers' estimates, the provision for depreciation, depletion, and amortization on a per equivalent barrel basis was approximately $1.55 and $.24 for 2000 and 1999, respectively.

     The Company has had very little gas production (less than 1% of total sales), particularly since the sale of the Wyoming properties as of January 1, 1998, and has determined that no significant gas imbalances have been incurred either for or against the Company's account. Based on production levels and revenues received from those interests in gas properties which the Company owns or has owned, no significant imbalances have resulted.

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

     EARNINGS PER COMMON SHARE - Earnings per common share is computed utilizing the weighted average number (41,152,606 in 2000 and 1999) of common shares outstanding.

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


2.   OIL AND GAS ACTIVITIES

     Oil and Gas Operations
     ----------------------

     Information relating to the Company's oil and gas operations, including costs incurred in such, is summarized below:


                                                        Years Ended September 30,
                                                       ---------------------------
                                                          2000             1999
                                                       -----------     -----------
     Capitalized costs:
       Property acquisition costs                      $        --     $    73,916
                                                       -----------     -----------

     Production costs:
       Lease operating costs                               187,452          85,041
       Production and transportation taxes                   5,730           3,150
       Ad valorem taxes                                         --           2,439
                                                       -----------     -----------

                                                           193,182          90,630
                                                       -----------     -----------

                                                       $   193,182     $   164,546
                                                       ===========     ===========

     Capitalized Costs
     -----------------

     Capitalized costs associated with oil and gas producing activities and related accumulated depreciation, depletion, and amortization are as follows:

                                                              September 30,
                                                       ---------------------------
                                                          2000             1999
                                                       -----------     -----------
     Proved properties                                 $   336,096     $   336,096
     Unproved properties                                        --              --
                                                       -----------     -----------
                                                           336,096         336,096
                                                       -----------     -----------
     Accumulated depreciation, depletion, and
      amortization                                         155,842         115,469
                                                       -----------     -----------

     Net capitalized costs                             $   180,254     $   220,627
                                                       ===========     ===========

                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



2. OIL AND GAS ACTIVITIES (CONTINUED)

   Major Customers
   ---------------

   The Company's oil and gas sales consisted of sales to unaffiliated purchasers primarily as follows:

                                               Years Ended September 30,
                                             -----------------------------
                                                2000               1999
                                             ----------         ----------

          Purchaser
             A                               $   161,01        $    96,48
             B                                   131,73             13,931
             C                                    24,88             31,702
                                             -----------       -----------

                                             $   317,16        $   142,119
                                             ===========       ===========

       % to total oil and gas sales               99.78             99.77%
                                             ===========       ===========

   Oil produced from the Company's wells is sold to major purchasers (e.g. EOTT, Cooperative Refining and Equiva or Texaco). Proceeds from such sales are paid by the purchaser to the operators of the respective properties as agents on behalf of the Company. The operators offset the costs of operation for the respective properties and distribute to the Company the net remaining revenues attributable to its interest. The operators for most of the Company's properties are American Warrior, Inc. and Mid-continent Resources, Inc., which are affiliated with the Company by common ownership and management.

   Properties Acquired
   -------------------

   On April 14, 1999, the Company acquired 100% of the working interest and operations of four oil leases in Kansas for $73,916. These leases have 14 producing oil wells that are expected to contribute to the Company's cash flow and net income.

3. RELATED PARTIES

   As of September 30, 2000 and 1999, the Company had no employees. Administrative and operations management services are provided to the Company by American Warrior, Inc. (AWI), an oil and gas operating company affiliated with the Company. AWI owns 41.52% of the Company. Further, the majority stockholder and CEO of AWI is the CEO and President of the Company, and the Assistant Secretary-Treasurer of AWI is the Company's Secretary and Treasurer. The following services were provided to the Company for the amounts indicated:


                                             2000                1999
                                        ---------------     ---------------
                Service                 Hours    Amount     Hours    Amount
            ----------------            -----    ------     -----    ------

            Administration                40   $  4,000       20   $  2,000
            Accounting                    60      3,600       40      2,400
                                               --------            --------

                                               $  7,600            $  4,400
                                               ========            ========

                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



3. RELATED PARTIES (CONTINUED)

   The above services were accounted for as follows:

     Cash paid to related parties                      $     7,000     $        --
     Contributed services (additional paid-in capital)         600           4,400
                                                       -----------     -----------

                                                       $     7,600     $     4,400
                                                       ===========     ===========

   Management believes the method of allocating these administrative accounting costs to the Company are reasonable and would approximate similar costs if operated as an unaffiliated entity. Additionally, the Company occupies a partial room in the offices of AWI and does not pay rent or other occupancy costs. Because of the insignificance of these amounts, occupancy costs are not reflected in these financial statements.

   In August 2000, the Board of Directors approved and the Company issued (for no consideration) 1,266,485 shares of stock to the officers of the Company. The stock was issued from treasury stock and was recorded as compensation expense in the amount of $31,834.

   At September 30, 2000 and 1999, the Company had amounts receivable from affiliates for oil sales not yet distributed (revenues received by the operators on behalf of the Company, but not yet remitted to the Company) in the amounts of $50,665 and $48,970, respectively, and amounts payable to affiliates for the purchase of a working interest in an oil and gas property and for operating expenses in the amounts of $19,984 and $35,447, respectively. The Company owns undivided working interests in oil and gas properties; it has not historically been the operator of such properties, instead relying on other operators. As of September 30, 2000 and 1999, most of the Company's oil and gas production is operated by AWI or affiliates of AWI (Operating Affiliates). Accordingly, the Company executes customary transactions with its Operating Affiliates, as appropriate, relative to certain oil and gas sales, most operating expenses, and some general and administrative expenses.


4. INCOME TAXES

   A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                          2000             1999
                                                       -----------     -----------

     Computed income tax (benefit) expense at 34%      $    (1,532)    $     3,876
     Utilization of net operating loss carryforwards
     (change in valuation allowance)                         1,532          (3,876)
                                                       -----------     -----------

                                                       $        --     $        --
                                                       ===========     ===========

                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



4. INCOME TAXES (CONTINUED)

   The net deferred tax assets (liabilities) include the following components:

                                                          2000             1999
                                                       -----------     -----------

     Deferred tax assets
       Depletion, depreciation, and amortization       $    67,000     $    75,000
       Net operating loss carryforward                     249,000         258,400
                                                       -----------     -----------

     Net deferred tax asset                                316,000         333,400
     Valuation allowance                                  (316,000)       (333,400)
                                                       -----------     -----------

     Net deferred tax asset (liability)                $        --     $        --
                                                       ===========     ===========


   During the years ended September 30, 2000 and 1999, the Company recorded a valuation allowance of $316,000 and $333,400, respectively, on the deferred tax assets to reduce the total to an amount management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

   The Company has federal net operating loss carryforwards for regular income tax purposes at September 30, 2000 as follows:


             Year net operating loss carryforward expires
             --------------------------------------------

                                2001                             89,721
                                2002                             63,660
                                2003                            115,138
                                2004                            105,661
                                2005                                 74
                                2006                             17,770
                                2007                             34,960
                                2008                             57,939
                                2009                             67,927
                                2010                             66,169
                                2011                             54,259
                                2019                             27,201
                                2020                             32,721
                                                            -----------

                                                                733,200
                                                            ===========


                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



5. OFF-BALANCE-SHEET RISK

   The Company's future production revenues, development costs, and production expenses are dependent on economic and operating conditions, such as pricing and production taxes, which can be volatile, and are not within the Company's control. For example, at November 30, 2000, the price of crude oil generally received by the Company was approximately $32.25 per Bbl. versus $31.54 at September 30, 2000.


6. UNAUDITED OIL AND GAS RESERVE INFORMATION

   The reserve estimates presented as of September 30, 2000 and 1999 were prepared by independent petroleum consultants. Management cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

   Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



6. UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

   Net quantities of proved reserves and proved developed reserves of crude oil (including condensate) and natural gas (all of which are located within the United States) are as follows:

                      RESERVE QUANTITY INFORMATION
             For the Years Ended September 30, 2000 and 1999

                    Proved Reserves                    Oil (Bbls)
          ----------------------------------           ----------
          Estimated quantity, September 30, 1998           68,300

          Estimate of reserves in new wells
           purchased in 1999                               39,164
          Revisions of previous estimates                  32,177
          Production                                      (15,400)
                                                         --------

          Estimated quantity, September 30, 1999          124,241

          Revisions of previous estimates                 (59,741)
          Production                                      (15,900)
                                                         --------

          Estimated quantity, September 30, 2000           48,600
                                                         ========


                                                    Proved Reserves
                                            -------------------------------
                                            Developed   Undeveloped   Total
                                            ---------   -----------   -----
              Oil (Bbls)
                 September 30, 1999           124,241          --   124,241
                 September 30, 2000            48,600          --    48,600


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

                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



6. UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

        STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
       AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES
                            AT SEPTEMBER 30,


                                                          2000             1999
                                                       -----------     -----------
     Future cash inflows                               $ 1,471,200     $ 2,609,061
     Future production and development costs              (852,300)     (1,547,373)
                                                       -----------     -----------

     Future net cash flows                                 618,900       1,061,688
     10% annual discount for estimated timing of
       cash flows                                         (142,100)       (433,868)
                                                       -----------     -----------

     Standardized measure of discounted future
       net cash flows                                  $   476,800     $   627,820
                                                       ===========     ===========

   Following are the principal sources of change in the standardized measure of discounted future net cash flows during the years ended September 30:


                                                          2000             1999
                                                       -----------     -----------
     Standardized measure of discounted future net
       cash flows, beginning                           $   627,820     $   172,800
                                                       -----------     -----------

     Sales and transfers of oil and gas produced,
       net of production costs                            (125,100)        (51,800)
     Net changes in prices and production costs            159,080         299,520
     Acquisition of reserves                                    --         121,000
     Revisions of previous quantity estimates             (185,000)         86,300
                                                       -----------     -----------

                                                          (151,020)        455,020
                                                       -----------     -----------
     Standardized measure of discounted future
       net cash flows, ending                          $   476,800     $   627,820
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

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



6. UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

                   ESTIMATED FUTURE NET REVENUES FROM
                     PROVED RESERVES OF OIL AND GAS
               (Based on current prices and current cost)

                                                   Proved        Total
                                                 Developed      Proved
        Fiscal Year Ending September 30,          Reserves     Reserves
        --------------------------------         ----------   ----------
                    2001                         $  144,500   $  144,500
                    2002                            120,700      120,700
                    2003                             97,400       97,400
                   Remainder                        256,300      256,300
                                                 ----------   ----------
                                                 $  618,900   $  618,900
                                                 ==========   ==========

                 PRESENT VALUE OF FUTURE NET CASH FLOWS
              OF PROVED RESERVES DISCOUNTED AT 10% PER YEAR


                                                              September 30,
                                                       ---------------------------
                                                          2000             1999
                                                       -----------     -----------
     Proved developed                                  $   476,800     $   627,820
     Proved undeveloped                                         --              --
                                                       -----------     -----------

     Total proved                                      $   476,800     $   627,820
                                                       ===========     ===========

                               SIGNATURES
                               ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WINCO PETROLEUM CORPORATION



Date:   January 15, 2001         By   /s/  Cecil O'Brate
                                    ------------------------------------
                                      Cecil O'Brate, President, Chief
                                      Executive Officer, and Director


                            POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cecil O'Brate, and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all which said attorneys-in- fact and agents or any of them, or their or his or her substitutes or substitutes, may lawfully do, or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  January 15, 2001               By   /s/  Cecil O'Brate
                                        ----------------------------------
                                        Cecil O'Brate, President, Chief
                                        Executive Officer, and Director

Date:  January 15, 2001               By   /s/  Daniel Lee Dalke
                                        ----------------------------------
                                        Daniel Lee Dalke, Secretary,
                                        Treasurer, Principal Financial
                                        Officer and Director

Date:  January 15, 2001               By   /s/  G. Allen Nelson
                                        ----------------------------------
                                        G. Allen Nelson, Director