Form 10KSB40/A
period 1999-09-30
WINCO PETROLEUM CORP
filed 2001-01-19
CIK 313968

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                            FORM 10-KSB/A1


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

CUSTOMERS AND MARKETS


     Winco has two major customers, ENRON Oil Trading and Transportation and Cooperative Refining, LLC, which each purchased over 10% of the Company's total oil and gas production for the years ended September 30, 1999 and 1998. Currently, the prices at which the Company sells its oil and gas are set unilaterally by the individual buyers based upon prevailing market prices paid to oil and gas producers in that area.


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



                                    8

                                                           Year Ended
                                                          September 30,
                                                -------------------------------
                                                      1999             1998
    Estimated Proved Gas Reserves (Mcf)                    0                0


    Estimated Proved Oil Reserves (Bbls)             124,241           68,293

    Present Value of Future Net Revenues
      (before future net income tax expense)         627,820          172,807


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

PRINCIPAL PROPERTIES

     The following table summarizes Winco's principal properties:

                                                                  Start   Remaining(1)
Lease     Wells  County/State  Field        Zone          Depth   Date   Life  Reserves

Everett     1    Ness, KS      Aldrich      Mississippi   4,500   2/56   15+    41,476
Gage A      1    Barton, KS    Trapp        Lansing, KC   3,080          15+    13,267
Hofmeister  1    Barton, KS    Beaver       Lansing, KC   3,090   6/97   13     15,856
Madsen      1    Converse, WY  Mikes Draw   Teapot        7,136   2/84   15+    17,938
Michel A    2    Russell, KS   Trapp        Lansing, KC   3,077   3/56   15+     7,955
All Others  12   Various                                                        27,749
                                                                               -------

     Total                                                                     124,241
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

REVENUES


     Oil and gas sales for the year ended September 30, 1999 totaled $142,448 compared to revenues of $109,109 for the year ended September 30, 1998. Oil production increased from 13,628 barrels to 15,427 barrels, a net increase of 1,799 barrels or 13.20%. These changes in revenue and fluctuation in production resulted primarily from the purchase of additional oil properties and the sale of the five Wyoming properties, which produced oil and gas. During a period of significantly lower than normal oil prices, the Company elected to sell only oil production in excess of storage capacity on the leases and to shut-in some of the properties until prices recovered. As of September 30, 1999, all of the Company's leases were producing oil, though five wells remained shut-in on leases where at least one other well was producing.


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

OTHER INCOME (LOSS)


     Other income (loss) for the year ended September 30, 1999, was $9,093, a decrease of $86,510 from the year ended September 30, 1998 amount of $95,603, primarily due to the gain on sale included in 1998. Other income not specified on the income statement includes a recovery and sale of equipment for $2,000 in 1999 and an adjustment for disposition of equipment inventory of $(21,296) in 1998. These items were considered unusual and not anticipated to be recurring.


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


                                   Annual Compensation                          Long Term Compensation
                            -----------------------------------     -----------------------------------------------
   Name and                                                         Restricted
   Principal                                       Other Annual       Stock     Options/   LTIP        All Other
   Position          Year   Salary     Bonuses     Compensation       Awards     SARS     Payouts     Compensation
   --------          ----   ------     -------     ------------       ------     ----     -------     ------------

Cecil O'Brate,       1999   $2,000      $    0      $      0          $    0      $    0    $     0   $      0
President and        1998    1,850      $    0      $      0               0           0          0          0

Chief Executive      1997        0      $    0      $      0               0           0          0          0
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

     (3)(a)  EXHIBITS
             --------

     19.1    Reserve Report prepared by McCartney Engineering, Inc.*
     19.2    Reserve Report prepared by McCartney Engineering, Inc.
     23.0    Consent of Independent Accountants
     27      Financial Data Schedule*
---------------------
* previously filed


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


As discussed in Note 6, the Company has revised its unaudited oil and gas reserve information. Additionally, other changes have been made to clarify certain notes to the financial statements.





                                            Allen, Gibbs & Houlik, L.C.


December 18, 1999,
except for Note 6, which date is January 18, 2001

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

                       WINCO PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                 Years Ended September 30, 1999 and 1998


                                                   1999              1998
                                                  --------         --------
Oil and gas sales                               $   142,448      $   109,109
                                                -----------      -----------

Costs and expenses:
  Lease operating, including production taxes        90,630           99,206

  Depreciation, depletion, and amortization          26,089           26,574
  Full cost ceiling adjustments                          --           37,141

  General and administrative                         23,423           33,338
                                                -----------      -----------

                                                    140,142          196,259
                                                -----------      -----------

    OPERATING INCOME (LOSS)                           2,306          (87,150)
                                                -----------      -----------

Other income (expense):
  Interest income                                     7,093           10,654
  Gain on sale of assets                                 --          106,245
  Other                                               2,000          (21,296)
                                                -----------      -----------

                                                      9,093           95,603
                                                -----------      -----------

    INCOME BEFORE TAXES                              11,399            8,453

Income tax expense (benefit)                             --               --
                                                -----------      -----------

    NET INCOME                                  $    11,399      $     8,453
                                                ===========      ===========


NET INCOME PER COMMON SHARE (WEIGHTED AVERAGE   $        --      $        --
 SHARES OUTSTANDING OF 41,152,606)

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

                       WINCO PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                 Years Ended September 30, 1999 and 1998




                                                   1999              1998
                                                  --------         --------
Cash flows from operating activities:
  Net income                                    $    11,399      $     8,453
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Services contributed                            4,400            7,000
      Depreciation, depletion and amortization       26,088           63,715
      Gain on sale of assets                             --         (106,245)
      Change in current assets and current
      liabilities:

        Accounts receivable                          (8,963)          19,273
        Accounts receivable - related party         (29,836)          12,356
        Accounts payable - trade                     (2,846)          (8,450)
        Accounts payable - related party             19,619           (9,207)

        Accrued expenses                                 --           (5,965)
                                                -----------      -----------
          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                     19,861          (19,070)
                                                -----------      -----------

Cash flows from investing activities:
  Purchase of investment in oil and
    gas properties and office equipment             (73,916)              --
  Net proceeds from sale of investment
    in oil and gas properties                            --          211,979
                                                -----------      -----------

          NET CASH (USED IN) PROVIDED BY
            INVESTING ACTIVITIES                    (73,916)         211,979
                                                -----------      -----------

Cash flows from financing activities:
  Purchase of treasury stock                           (975)         (31,312)
                                                -----------      -----------
          NET CASH USED IN FINANCING ACTIVITIES        (975)         (31,312)
                                                -----------      -----------

          (DECREASE) INCREASE IN CASH AND
            CASH EQUIVALENTS                        (55,030)         161,597

Cash and cash equivalents, beginning of year        328,202          166,605
                                                -----------      -----------

          CASH AND CASH EQUIVALENTS,
            END OF YEAR                         $   273,172      $   328,202
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


     OIL AND GAS PROPERTIES - The Company follows the "full-cost" method of accounting for developed oil and gas properties. Under this method, all costs associated with property acquisition, exploration, and development activities are capitalized in one cost center, including internal costs that can be identified with those activities. For the years 1999 and 1998, there were no internal costs of exploration and development incurred. No gains or losses are recognized on the sale or abandonment of oil and gas properties, unless it involves the disposition of significant reserves in which case the gain or loss is recognized in income.

     The Company's producing oil and gas properties are accounted for at cost, in a discreet pool applicable to such properties, within the Company's single, full-cost center. The Company has not incurred any development costs in 1999 and 1998. Production costs, including workover costs, incurred to maintain or increase levels of production are charged to expense as incurred.

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


     The Company has had very little gas production (less than 1% of total sales), particularly since the sale of the Wyoming properties as of January 1, 1998, and has determined that no significant gas imbalances have been incurred either for or against the Company's account. Based on production levels and revenues received from those interests in gas properties the Company owns or has owned, no significant imbalances have resulted.


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
                                             ===========       ===========


                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


2. OIL AND GAS ACTIVITIES (CONTINUED)


     Oil produced from the Company's wells is sold to major purchasers (e.g. EOTT, Cooperative Refining and Equiva, or Texaco). Proceeds from such sales are paid by the purchaser to the operators of the respective properties as agents on behalf of the Company. The operators offset the costs of operation for the respective properties and distribute to the Company the net remaining revenues attributable to its interest. The operators for most of the Company's properties are American Warrior, Inc. and Mid-Continent Resources, Inc., which are affiliated with the Company by common ownership and management.


     PROPERTIES ACQUIRED

     On April 14, 1999, the Company acquired 100% of the working interest and operations of four oil leases in Kansas for $73,916. These leases have 14 producing oil wells that are expected to contribute to the Company's cash flow and net income in the subsequent fiscal year.

     PROPERTIES DISPOSED OF


     Effective January 1, 1998, the Company sold its remaining oil and gas production in Wyoming, except the Madsen 12-9 lease, for approximately $210,000. The Madsen 12-9 is operated on behalf of the Company by an unrelated oil and gas operator located in Wyoming, who owns a partial interest in that lease. This sale will enable the Company to reinvest those resources in the mid-continent area, probably Kansas, where the Company's operations will be more concentrated. The seven leases sold, including two non-producers, contributed about 32% of the Company's oil and gas sales in fiscal 1997. The reinvestment of the proceeds of this sale is intended to be in oil and gas leases, whether operated by the Company or by others, which management believes will have more development potential. As the properties sold represented almost all of the Company's Wyoming cost pool within the Company's single full-cost center, the Company recognized the sale by removing all associated costs, accumulated depreciation, depletion and amortization, and other capitalized amounts. Due to previous sales and credits not recognized under the full-cost method, the removal of such capitalized items resulted in a net credit of $106,245 reflected as an additional gain in other income.



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
                                               ========            ========



     Management believes the method of allocating these administrative and accounting costs to the Company are reasonable and would approximate the costs if operated as an unaffiliated entity. Additionally, the Company occupies a partial room in the offices of AWI and does not pay rent or other occupancy costs. Because of the insignificance of these amounts, occupancy costs are not reflected in these financial statements.

     In addition to the above contributed services, in 1998, AWI was paid $3,350 in cash for similar services. Further, at September 30, 1999 and 1998, the Company had amounts receivable from this affiliate for oil sales not yet distributed (revenues received by the operators on behalf of the Company, but not yet remitted to the Company) in the amounts of $48,970 and $19,134, respectively, and amounts payable to this affiliate for the purchase of a working interest in an oil and gas property and for operating expenses in the amounts of $35,447 and $15,828, respectively. The Company owns undivided working interests in oil and gas properties; it has not historically been the operator of such properties, instead relying on other operators. As of September 30, 1999, most of the Company's oil and gas production is operated by AWI or affiliates of AWI (the Operating Affiliates). Accordingly, the Company executes customary transactions with its Operating Affiliates, as appropriate, relative to certain oil and gas sales, most operating expenses, and some general and administrative expenses.




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



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



6.   UNAUDITED OIL AND GAS RESERVE INFORMATION


     Subsequent to September 30, 1999, the Company revised reserve estimates using crude oil prices as of year-end.


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

     Net quantities of proved reserves and proved developed reserves of crude oil (including condensate) and natural gas (all of which are located within the United States) are as follows:

                      RESERVE QUANTITY INFORMATION
             For the years ended September 30, 1999 and 1998


          Proved Reserves                              Oil (Bbls)
          ----------------------------------           ----------

          Estimated quantity, September 30, 1997           99,800

          Revisions of previous estimates                 (17,900)
          Production                                      (13,600)
                                                         --------

          Estimated quantity, September 30, 1998           68,300


          Estimate of reserves in new wells
           purchased in 1999                               39,164
          Revisions of previous estimates                  32,177
          Production                                      (15,400)
                                                         --------

          Estimated quantity, September 30, 1999          124,241
                                                         ========



                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



6.   UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

                                                    Proved Reserves
                                            -------------------------------
                                            Developed   Undeveloped   Total
                                            ---------   -----------   -----
              Oil (Bbls)
                 September 30, 1998            68,300        --      68,300

                 September 30, 1999           124,241        --     124,241



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

        STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
       AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES
                            AT SEPTEMBER 30,

                                                1999              1998
                                             ----------        ----------


     Future cash inflows                     $ 2,609,061       $   819,500
     Future production and development
       costs                                  (1,547,373)         (566,800)
                                             -----------       -----------

     Future net cash flows                     1,061,688           252,700
     10% annual discount for estimated
       timing of cash flows                      433,868           (79,900)
                                             -----------       -----------

     Standardized measure of discounted
       future net cash flows                 $   627,820       $   172,800
                                             ===========       ===========




                               (Continued)

                       WINCO PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


6.   UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

     Following are the principal sources of change in the standardized measure of discounted future net cash flows during the years ended September 30:

                                                1999              1998
                                             ----------        ----------

     Standardized measure of discounted
       future net cash flows, beginning      $   172,800       $   433,200
                                             -----------       -----------

     Sales and transfers of oil and gas
       produced, net of production costs         (51,800)          (54,600)

     Net changes in prices and
       production costs                          299,520           (57,500)

     Sales of minerals in place                      --           (113,800)
     Acquisition of reserves                     121,000                --
     Change in prices and production
       costs on acquired properties                   --                --
     Revisions of previous quantity
       estimates                                  86,300           (34,500)
                                             -----------       -----------


                                                 455,020          (260,400)
                                             -----------       -----------
     Standardized measure of discounted
       future net cash  flows, ending        $   627,820       $   172,800
                                             ===========       ===========


                   ESTIMATED FUTURE NET REVENUES FROM
                     PROVED RESERVES OF OIL AND GAS
               (Based on current prices and current cost)

                                                  Proved        Total
              Fiscal Year Ending                 Developed      Proved
                 September 30                     Reserves     Reserves
            ----------------------               ----------   ----------

                    2000                         $  130,424   $  130,424
                    2001                            114,689      114,689
                    2002                            102,403      102,403
                   Remainder                        714,172      714,172
                                                 ----------   ----------
                                                 $1,061,688   $1,061,688
                                                 ==========   ==========


                    PRESENT VALUE OF FUTURE NET CASH FLOWS
                 OF PROVED RESERVES DISCOUNTED AT 10% PER YEAR

                                                      September 30,
                                                 -----------------------
                                                    1999         1998
                                                 ----------   ----------

              Proved developed                   $  627,820   $  172,800
              Proved undeveloped                         --           --
                                                 ----------   ----------
              Total proved                       $  627,820   $  172,800
                                                 ==========   ==========

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WINCO PETROLEUM CORPORATION




Date:     January 19, 2001         By   /s/  Cecil O'Brate

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


Date:     January 19, 2001         By   /s/  Cecil O'Brate

                                     ----------------------------------
                                      Cecil O'Brate, President, Chief
                                      Executive Officer, and Director


Date:     January 19, 2001         By   /s/  Daniel Lee Dalke

                                     ----------------------------------
                                      Daniel Lee Dalke, Secretary,
                                      Treasurer, Principal Financial
                                      Officer and Director


Date:     January 19, 2001         By   /s/  G. Allen Nelson

                                     ----------------------------------
                                      G. Allen Nelson, Director