Form 10-Q/A
period 1999-12-31
WINCO PETROLEUM CORP
filed 2001-01-19
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.     20549


                              FORM 10Q/A1


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

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


                 3118 CUMMINGS

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

              X   Yes                                    No
            -----                                  -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.

Class:  Common Stock, No par value

Outstanding as of December 31, 1999:     41,152,606

                       WINCO PETROLEUM CORPORATION
                         CONDENSED BALANCE SHEET


                                             December 31,       September 30,
                                                 1999               1999
                                             (Unaudited)         (Audited)
                                             -----------       --------------
ASSETS
------

CURRENT ASSETS:

  Cash and cash equivalents                  $   290,725       $   273,172

  Notes and accounts receivable                   28,692            77,097
  Prepaid expenses and other                         -                 -
                                             -----------       -----------

    TOTAL CURRENT ASSETS                         319,417           350,269

INVESTMENTS IN OIL AND GAS PROPERTIES
  At Cost,  Net (Using the full cost
  method of of accounting)                       214,467           220,989

FURNITURE, FIXTURES AND VEHICLES, At Cost,
  Net of Allowances for Depreciation                 -                 -

OTHER ASSETS                                       1,000             1,000
                                             -----------       -----------

    TOTAL ASSETS                             $   534,884       $   572,258
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



Dated: January 19, 2001