Form 10-Q
period 2000-12-31
WINCO PETROLEUM CORP
filed 2001-03-05
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.   20549

                                FORM 10Q

            QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended - December 31, 2000

                                 0-9295
                         -----------------------
                         Commission File Number


                       WINCO PETROLEUM CORPORATION
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


           COLORADO                              84-0794604
-------------------------------     --------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation of organization)

                  P O BOX 342
               GARDEN CITY, KANSAS                      67846
    ----------------------------------------          ----------
    (Address of principle executive offices)          (Zip Code)

                             (316) 275-2963
          ----------------------------------------------------
          (Registrant's telephone number. Including area code)



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

                      X   Yes                      No
                    -----                    -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.

Class:  Common Stock, No par value

Outstanding as of December 31, 2000:     41,152,606

                       WINCO PETROLEUM CORPORATION
                         CONDENSED BALANCE SHEET

                                                       December 31, 2000      September 30, 2000
                                                          (Unaudited)              (Audited)
                                                       -----------------      ------------------
ASSETS
------

CURRENT ASSETS:
     Cash and short-term investment                      $    321,003           $    302,799
     Notes and accounts receivable - trade                     25,090                 25,411
     Notes and accounts receivable - related  party            67,823                 50,665
                                                         ------------           ------------
          TOTAL CURRENT ASSETS                                413,916                378,875

INVESTMENTS IN OIL AND GAS PROPERTIES
     At Cost,  Net (Using the full cost method of
     of accounting)                                           170,515                180,615

FURNITURE, FIXTURES AND VEHICLES, At Cost,
     Net of Allowances for Depreciation                           -                      -

                                                         ------------           ------------

          TOTAL ASSETS                                   $    584,431           $    559,490
                                                         ============           ============


LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
     Accounts payable to stockholders,
       Directors, and related parties                    $     47,226           $     19,984
     Accounts payable  and accrued
       liabilities                                             27,687                  9,084
                                                         ------------           ------------

          TOTAL CURRENT LIABILITIES                            74,913                 29,068
                                                         ------------           ------------



STOCKHOLDERS' INVESTMENT
     Common stock, no par value;
       500,000,000 shares authorized;
       41,152,606 shares issued and outstanding               307,000                307,000
     Additional paid in capital                             1,293,520              1,293,520
     Accumulated deficit                                   (1,090,399)            (1,069,495)
     Treasury stock                                        (      603)            (      603)
                                                         ------------           ------------

          TOTAL STOCKHOLDERS' INVESTMENT                      509,518                530,422
                                                         ------------           ------------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' INVESTMENT                     $    584,431           $    559,490
                                                         ============           ============

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                             2000                    1999
                                                       -----------------      -----------------


REVENUES:

     Oil and gas sales                                   $     68,725           $     46,874
     Gain on sale of assets                                       -                      -
                                                         ------------           ------------
                                                               68,725                 46,874
                                                         ------------           ------------


EXPENSES:
     Lease operating expenses                                  37,792                 35,087
     General and administrative                                41,738                  7,342
     Depreciation, depletion and
       Amortization                                            10,100                  6,522
                                                         ------------           ------------
                                                               89,630                 48,951
                                                         ------------           ------------


Income (Loss) before income tax                           (    20,905)           (     2,077)

Income tax expense (benefit)                                      -                      -
                                                         ------------           ------------

          NET INCOME (LOSS)                              $(    20,905)          $(     2,077)
                                                         ============           ============


NET INCOME (LOSS) PER COMMON
     SHARE - Primary and fully diluted                   $        -             $        -
                                                         ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        41,152,606             41,152,606
                                                         ============           ============

                       WINCO PETROLEUM CORPORATION
                         STATEMENT OF CASH FLOW


                                                            THREE MONTHS ENDED DECEMBER 31,
                                                             2000                    1999
                                                       -----------------      -----------------


Cash flows from operating activities:
     Net income (loss)                                   $(    20,905)          $(     2,077)

     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation, depletion and amortization              10,100                  6,522
         Gain on sale of assets
         Changes in current assets and
           current liabilities:
             Accounts Receivable - trade                          321                 48,405
             Accounts Receivable - related                (    17,158)                   -
             Accounts Payable - trade                          27,242            (    35,297)
             Accounts Payable - related                        18,603                      0
                                                         ------------           ------------


          Net cash provided (used) in
            operating activities                               18,203                 17,553

Cash flows from (used in) investing activities:
     Investment in oil and gas properties                         -                      -
     Purchase of common stock for Treasury                        -                      -
     Proceeds from sale of oil & gas property                     -                      -
                                                         ------------           ------------


          NET INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS                               18,203                 17,553


Cash and Cash Equivalents at beginning of period              302,799                273,172
                                                         ------------           ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    321,002           $    290,725
                                                         ============           ============

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

In the opinion of Winco Petroleum Corporation the accompanying, unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of December 31, 2000 and the results of operations  and changes in
financial  position for the three months then ended.   Operating results
for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 2000.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined by the Company and independent engineers. A provision of $10,100 was made for the three months ended December 30, 2000. Reserve for depreciation and depletion was $188,280 and $178,179 on December 31, 2000 and September 30, 2000, respectively.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended December 31, 2000 and 1999. The weighted average number shares outstanding for the periods ending December 31, 2000 and 1999 was 41,152,606.

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

PENDING MATTER
--------------

5. The Company has signed a preliminary letter of intent to enter into a merger agreement with an unrelated corporation. Pursuant to the terms of such letter, the agreement anticipates the spin-off of all the existing cash and oil and gas related assets and liabilities to a subsidiary corporation, which will continue to be owned by the Company's existing shareholders in the same proportions as of record at the time of such spin-off. Subsequent to the spin-off, the Company will merge with the other party, a corporation involved in the computer industry, and the existing shareholders of the Company will be diluted to approximately 7.5% ownership of the merged company.

                       WINCO PETROLEUM CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended December 31, 2000, the Company's working capital decreased $10,804. Working capital decreased as a result of higher than usual general and administrative expenses, due primarily to legal and accounting costs associated with the Company's pending merger. The Company's working capital at December 31, 2000 was $339,003.

The Company intends to utilize funds to purchase producing properties. The Company also may participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.


RESULTS OF OPERATIONS FOR THE PERIODS ENDED DECEMBER 31, 2000
-------------------------------------------------------------

During the three months ended December 31, 2000, oil and gas sales increased approximately $21,851 from the comparable period in 1999. The increase in sales resulted from improved oil prices. There was a corresponding increase in lease operating expenses of $2,705 for the same period.

Due to net operating loss carry forward and tax credits available for financial and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

General and administrative expenses increased by $34,396 from the comparable period in 1999. This significant increase resulted primarily from costs associated with the Company's pending merger, including increases in audit and legal of $19,906, other consulting services of $11,000 and SEC filing services of $3,490.

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


                         WINCO PETROLEUM CORPORATION





                         /s/ CECIL O'BRATE
                         --------------------------------------------
                         Cecil O'Brate, President


Dated: March 2, 2001