Form 10-Q
period 2001-03-31
WINCO PETROLEUM CORP
filed 2001-04-25
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.     20549

                                FORM 10Q

            QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended - March 31, 2001

                                 0-9295
                         ----------------------
                         Commission File Number


                       WINCO PETROLEUM CORPORATION
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


           COLORADO                              84-0794604
-------------------------------   ---------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation of organization)


              P O BOX 342
          GARDEN CITY, KANSAS                         67846
----------------------------------------          --------------
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

                      X   Yes                      No
                    -----                    -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.

Class:  Common Stock, No par value

Outstanding as of March 31, 2001:     41,152,606

                       WINCO PETROLEUM CORPORATION
                         CONDENSED BALANCE SHEET

                                                         March 31, 2001       September 30, 2000
                                                          (Unaudited)              (Audited)
                                                       -----------------      ------------------
ASSETS
------

CURRENT ASSETS:
    Cash and short-term investment                       $    276,397           $    302,799
    Notes and accounts receivable - trade                      26,949                 25,411
    Notes and accounts receivable - related  party             28,701                 50,665
                                                         ------------           ------------
        TOTAL CURRENT ASSETS                                  332,047                378,875

INVESTMENTS IN OIL AND GAS PROPERTIES
    At Cost,  Net (Using the full cost method of
    of accounting)                                            160,415                180,615

FURNITURE, FIXTURES AND VEHICLES, At Cost,
    Net of Allowances for Depreciation                            -                      -

                                                         ------------           ------------

        TOTAL ASSETS                                     $    492,462           $    559,490
                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
    Accounts payable to stockholders,
        Directors, and related parties                   $      7,794           $     19,984
    Accounts payable  and accrued
        liabilities                                               -                    9,084
                                                         ------------           ------------
        TOTAL CURRENT LIABILITIES                               7,794                 29,068
                                                         ------------           ------------


STOCKHOLDERS' INVESTMENT
    Common stock, no par value;
        500,000,000 shares authorized;
        41,152,606 shares issued and outstanding              307,000                307,000
    Additional paid in capital                              1,293,520              1,293,520
    Accumulated deficit                                    (1,115,249)            (1,069,495)
    Treasury stock                                         (      603)            (      603)
                                                         ------------           ------------

        TOTAL STOCKHOLDERS' INVESTMENT                        484,668                530,422
                                                         ------------           ------------

        TOTAL LIABILITIES AND
            STOCKHOLDERS' INVESTMENT                     $    492,462           $    559,490
                                                         ============           ============

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              2001                  2000
                                                       -----------------      -----------------
REVENUES:

    Oil and gas sales                                    $     40,521           $    117,969
    Gain on sale of assets                                        -                      -
                                                         ------------           ------------

                                                               40,521                117,969
                                                         ------------           ------------

EXPENSES:
    Lease operating expenses                                   22,090                 59,581
    General and administrative                                 33,181                 19,492
    Depreciation, depletion and
        Amortization                                           10,100                  6,522
                                                         ------------           ------------
                                                               65,371                 85,595
                                                         ------------           ------------

Income (Loss) before income tax                           (    24,850)                32,374

Income tax expense (benefit)                                      -                      -
                                                         ------------           ------------

        NET INCOME (LOSS)                                $(    24,850)          $     32,374
                                                         ============           ============

NET INCOME (LOSS) PER COMMON
    SHARE - Primary and fully diluted                    $         -            $        -
                                                         ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        41,152,606             41,152,606
                                                         ============           ============

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                       MARCH 31,
                                                              2001                  2000
                                                       -----------------      -----------------
REVENUES:

    Oil and gas sales                                    $    109,246           $    164,843
    Gain on sale of assets                                        -                      -
                                                         ------------           ------------

                                                              109,246                164,843
                                                         ------------           ------------

EXPENSES:
    Lease operating expenses                                   59,883                 95,949
    General and administrative                                 74,919                 25,553
    Depreciation, depletion and
        Amortization                                           20,200                 13,044
                                                         ------------           ------------
                                                              155,002                134,546
                                                         ------------           ------------

Income (Loss) before income tax                           (    45,754)                30,297

Income tax expense (benefit)                                      -                      -
                                                         ------------           ------------

        NET INCOME (LOSS)                                $(    45,754)          $     30,297
                                                         ============           ============

NET INCOME (LOSS) PER COMMON
    SHARE - Primary and fully diluted                    $        -             $        -
                                                         ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        41,152,606             41,152,606
                                                         ============           ============

                       WINCO PETROLEUM CORPORATION
                         STATEMENT OF CASH FLOW


                                                              SIX MONTHS ENDED MARCH 31,
                                                              2001                  2000
                                                       -----------------      -----------------
Cash flows from operating activities:
    Net income (loss)                                    $(    45,754)          $     30,297

    Adjustments to reconcile net loss to
        net cash used in operating activities:
          Depreciation, depletion and
            amortization                                       20,200                 13,044
          Gain on sale of assets
          Changes in current assets and
            current liabilities:
              Accounts Receivable - trade                 (     1,538)                24,663
              Accounts Receivable - related                    21,964                    -
              Accounts Payable - trade                    (     9,084)           (    22,577)
              Accounts Payable - related                  (    12,190)                   -
                                                         ------------           ------------

        Net cash provided (used) in
          operating activities                            (    26,402)                45,427

Cash flows from (used in) investing activities:
    Investment in oil and gas properties                          -                      -
    Purchase of common stock for Treasury                         -                      -
    Proceeds from sale of oil & gas property                      -                      -
                                                         ------------           ------------


        NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                           (    26,402)                45,427


Cash and Cash Equivalents at beginning of period              302,799                273,172
                                                         ------------           ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    276,397           $    318,599
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

In the opinion of Winco Petroleum Corporation the accompanying, unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and changes in financial
position for the three months and six months then ended.   Operating
results for the three months and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 2000.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined by the Company and independent engineers. A provision of $10,100 was made for the three months ended March 31, 2001, making the provision for the six months then ended a total of $20,200. Reserve for depreciation and depletion was $198,380 and $178,179 on March 31, 2001 and September 30, 2000,
respectively.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ended March 31, 2001 and 2000. The weighted average number shares outstanding for the periods ending March 31, 2001 and 2000 were 41,152,606.

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

                       WINCO PETROLEUM CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three and six months ended March 31, 2001, the Company's working capital decreased $14,750 and 25,554, respectively. Working capital decreased as a result of higher than usual general and administrative expenses, due primarily to legal and accounting costs associated with the Company's pending merger. The Company's working capital at March 31, 2001 was $324,253.

The Company intends to utilize funds to purchase producing properties. The Company also may participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.


RESULTS OF OPERATIONS FOR THE PERIODS ENDED MARCH 31, 2001
----------------------------------------------------------

During the three and six months ended March 31, 2001, oil and gas sales decreased approximately $77,448 and $55,597, respectively, from the comparable periods in 2000. The decrease in sales resulted from increased down time on many of the leases, due to more weather-related problems in operations and less accessibility to the leases, also as a result of weather conditions. There was a corresponding decrease in lease operating expenses of $37,491 and $36,066, respectively for the same periods.

Due to net operating loss carry forward and tax credits available for financial and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

General and administrative expenses increased by $13,689 and $49,366, respectively, from the comparable periods in 2000. This increase resulted primarily from costs associated with the Company's pending merger, including increases in audit and legal of $13,637 and $39,238, respectively, and SEC filing services of $3,307 and $7,627, respectively.

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


Dated: April 25, 2001