Form 10-Q
period 2001-06-30
WINCO PETROLEUM CORP
filed 2001-08-16
CIK 313968

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.     20549

                                FORM 10Q

            QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended - June 30, 2001

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

                      X   Yes                      No
                    -----                    -----



Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.

Class:  Common Stock, No par value

Outstanding as of June 30, 2001:     41,152,606

                       WINCO PETROLEUM CORPORATION
                         CONDENSED BALANCE SHEET

                                                         June 30, 2001        September 30, 2000
                                                          (Unaudited)              (Audited)
                                                       -----------------      ------------------
ASSETS
------

CURRENT ASSETS:
    Cash and short-term investment                       $    259,740           $    302,799
    Notes and accounts receivable - trade                      25,738                 25,411
    Notes and accounts receivable - related party              43,121                 50,665
                                                         ------------           ------------
        TOTAL CURRENT ASSETS                                  328,599                378,875

INVESTMENTS IN OIL AND GAS PROPERTIES
    At Cost,  Net (Using the full cost method of
    of accounting)                                            150,315                180,615

FURNITURE, FIXTURES AND VEHICLES, At Cost,
    Net of Allowances for Depreciation                            -                      -

                                                         ------------           ------------

        TOTAL ASSETS                                     $    478,914           $    559,490
                                                         ============           ============


LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
    Accounts payable to stockholders,
        Directors, and related parties                   $     21,685           $     19,984
    Accounts payable  and accrued
        liabilities                                            34,693                  9,084
                                                         ------------           ------------
        TOTAL CURRENT LIABILITIES                              56,378                 29,068
                                                         ------------           ------------


STOCKHOLDERS' INVESTMENT
    Common stock, no par value;
        500,000,000 shares authorized;
        41,152,606 shares issued and outstanding              307,000                307,000
    Additional paid in capital                              1,293,520              1,293,520
    Accumulated deficit                                    (1,177,381)            (1,069,495)
    Treasury stock                                         (      603)            (      603)
                                                         ------------           ------------

        TOTAL STOCKHOLDERS' INVESTMENT                        422,536                530,422
                                                         ------------           ------------

        TOTAL LIABILITIES AND
            STOCKHOLDERS' INVESTMENT                     $    478,914           $    559,490
                                                         ============           ============

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                              2001                  2000
                                                       -----------------      -----------------
REVENUES:

    Oil and gas sales                                    $     73,653           $     93,410
    Gain on sale of assets                                        -                      -
                                                         ------------           ------------
                                                               73,653                 93,410
                                                         ------------           ------------


EXPENSES:
    Lease operating expenses                                   57,070                 74,717
    General and administrative                                 68,615                  6,400
    Depreciation, depletion and
        Amortization                                           10,100                  6,522
                                                         ------------           ------------
                                                              135,785                 87,639
                                                         ------------           ------------


Income (Loss) before income tax                           (    62,132)                 5,771

Income tax expense (benefit)                                      -                      -
                                                         ------------           ------------

        NET INCOME (LOSS)                                $(    62,132)          $      5,771
                                                         ============           ============

NET INCOME (LOSS) PER COMMON
    SHARE - Primary and fully diluted                    $        -             $        -
                                                         ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        41,152,606             41,152,606
                                                         ============           ============

                       WINCO PETROLEUM CORPORATION
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                                       JUNE 30,
                                                              2001                  2000
                                                       -----------------      -----------------
REVENUES:

    Oil and gas sales                                    $    182,899           $    258,253
    Gain on sale of assets                                        -                      -
                                                         ------------           ------------
                                                              182,899                258,253
                                                         ------------           ------------

EXPENSES:
    Lease operating expenses                                  116,952                170,666
    General and administrative                                143,533                 31,953
    Depreciation, depletion and
        Amortization                                           30,300                 19,566
                                                         ------------           ------------
                                                              290,785                222,185
                                                         ------------           ------------

Income (Loss) before income tax                           (   107,886)                36,068

Income tax expense (benefit)                                      -                      -
                                                         ------------           ------------

        NET INCOME (LOSS)                                $(   107,886)          $     36,068
                                                         ============           ============

NET INCOME (LOSS) PER COMMON
    SHARE - Primary and fully diluted                    $        -             $        -
                                                         ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        41,152,606             41,152,606
                                                         ============           ============

                       WINCO PETROLEUM CORPORATION
                         STATEMENT OF CASH FLOW


                                                              NINE MONTHS ENDED JUNE 30,
                                                              2001                  2000
                                                       -----------------      -----------------
Cash flows from operating activities:
    Net income (loss)                                    $(   107,886)          $     36,068

    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation, depletion and
          amortization                                         30,300                 19,566
        Gain on sale of assets
        Changes in current assets and
          current liabilities:
            Accounts Receivable - trade                   (       327)                14,409
            Accounts Receivable - related                       7,544                    -
            Accounts Payable - trade                           25,609            (    15,933)
            Accounts Payable -  related                         1,701                    -
                                                         ------------           ------------


        Net cash provided (used) in
          operating activities                            (    43,059)                54,110

Cash flows from (used in) investing activities:
    Investment in oil and gas properties                          -                      -
    Purchase of common stock for Treasury                         -              (       150)
    Proceeds from sale of oil & gas property                      -                      -
                                                         ------------           ------------


        NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                           (    43,059)                53,960


Cash and Cash Equivalents at beginning of period              302,799                273,172
                                                         ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    259,740           $    327,132
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

In the opinion of Winco Petroleum Corporation the accompanying, unaudited, condensed financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and changes in financial
position for the three months and nine months then ended.   Operating
results for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the fiscal year ended September 30, 2000.

INVESTMENTS IN OIL AND GAS PROPERTIES
-------------------------------------

2. Depreciation and depletion of the full cost pool is computed using a unit-of-production method based on proved reserves as determined by the Company and independent engineers. A provision of $10,100 was made for the three months ended June 30, 2001, making the provision for the nine months then ended a total of $30,300. Reserve for depreciation and depletion was $208,480 and $178,179 on June 30, 2001 and September 30, 2000,
respectively.

EARNINGS PER SHARE
------------------

3. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended June 30, 2001 and 2000. The weighted average number shares outstanding for the periods ending June 30, 2001 and 2000 were 41,152,606.

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

PENDING MATTER
--------------

5. On June 25, 2001, at a Special Meeting of Shareholders of Winco Petroleum Corporation, Winco shareholders approved the proposal to adopt the merger agreement, and related transactions, among Winco, Winco Merger Corporation, Winco Spin-off Corporation (which name was changed to WNCO, Inc.) and Business Products, Inc., doing business as Rush Creek Solutions. Pursuant to such agreement, which was closed by the parties on August 2, 2001, Winco transferred all assets, liabilities and other obligations of Winco to WNCO in consideration for shares of Common Stock of WNCO which were distributed to the Winco shareholders, and thereafter, Rush Creek Solutions was merged into Winco Merger. Therefore, as of August 2, 2001, the financial statements of Winco became the financial statements of WNCO, and will be incorporated into the filings of WNCO (SEC file No. 000-31975) for the quarter ending September 30, 2001 and forward. The specific transactions accompanying this merger were discussed in more detail in Footnote 1 of the Financial Statements and other sections of Winco's latest 10-K and in the Proxy material provided to each shareholder for the Special meeting.

                       WINCO PETROLEUM CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three and nine months ended June 30, 2001, the Company's working capital decreased $52,032 and 77,586, respectively. Working capital decreased as a result of higher than usual general and administrative expenses, due primarily to legal and accounting costs associated with the Company's pending merger. The Company's working capital at June 30, 2001 was $272,221.

The Company intends to utilize funds to purchase producing properties. The Company also may participate in oil and gas development programs through sharing arrangements with industry participants. The Company will consider those arrangements which are financially feasible under current conditions.


RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2001
---------------------------------------------------------

During the three and nine months ended June 30, 2001, oil and gas sales decreased approximately $19,757 and $75,354, respectively, from the comparable periods in 2000. The decrease in sales resulted primarily from lower prices for oil and gas, which had declined some from the high levels realized in late 2000. There was some down time on a few of the leases, which contributed to lower volumes of production and sales. There was a corresponding decrease in lease operating expenses of $17,647 and $53,714, respectively for the same periods.

Due to net operating loss carry forward and tax credits available for financial and tax reporting purposes, the Company does not expect any significant income tax effects in the current year.

General and administrative expenses increased by $62,215 and $111,580, respectively, from the comparable periods in 2000. This increase resulted from costs associated with the Company's merger, including increases in audit and legal of $10,343 and $49,580, respectively, SEC filing services of $3,219 and $14,115, respectively, and printing and postage of $34,405 and $34,449, respectively.

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


Dated: August 14, 2001