Form 10QSB
period 2001-10-31
RCS HOLDINGS INC
filed 2001-12-17
CIK 313968

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.     20549

                               FORM 10-QSB

 [X]  QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 2001

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transaction period from _______ to _______

                                 0-9295
                        -------------------------
                         Commission File Number


                           RCS HOLDINGS, INC.
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


           COLORADO                               84-0794604
------------------------------       --------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation of organization)

              8136 S. GRANT WAY
             LITTLETON, COLORADO                       80122
    ----------------------------------------        ------------
    (Address of principle executive offices)         (Zip Code)

                             (303) 798-6136
          ----------------------------------------------------
          (Registrant's telephone number. Including area code)


                       WINCO PETROLEUM CORPORATION
------------------------------------------------------------------------
 (Former name, former address, former fiscal year, if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,717,534

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ ]

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         CONTENTS


          Consolidated Balance Sheets as of October 31, 2001
           (unaudited) and April 30, 2001                               2

          Consolidated Statements of Operations and Comprehensive
           Income (Loss) for the six months and three months ended
           October 31, 2001 and 2000 (unaudited)                        4

          Consolidated Statements of Stockholders' Deficit for the
           six months ended October 31, 2001 (unaudited)                6

          Consolidated Statements of Cash Flows the six months
           ended October 31, 2001 and 2000 (unaudited)                  7

          Notes to Consolidated Financial Statements (unaudited)        9

                                                                               RCS HOLDINGS, INC.


                                                                      CONSOLIDATED BALANCE SHEETS

=================================================================================================

                                                              OCTOBER 31, 2001
                                                                 (UNAUDITED)      APRIL 30, 2001
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT:
  Cash and cash equivalents                                     $     57,426        $    127,867
  Investment in equity securities                                      3,250               2,938
  Accounts receivable, less allowance of $700,000 and $450,000
    for doubtful accounts                                          1,149,602           1,788,197
  Prepaid expenses and other current assets                          114,370             202,219
  Income tax refund receivable                                        28,425             323,104
  Deferred income tax asset                                           45,219             142,854
-------------------------------------------------------------------------------------------------

Total current assets                                               1,398,292           2,587,179
-------------------------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT:
  Office and computer equipment                                    1,436,361           1,505,208
  Leasehold improvements                                             286,194             285,619
-------------------------------------------------------------------------------------------------
                                                                   1,722,555           1,790,827
  Less accumulated depreciation and
      amortization                                                   787,182             628,719
-------------------------------------------------------------------------------------------------
  Net property and equipment                                         935,373           1,162,108
-------------------------------------------------------------------------------------------------


OTHER ASSETS:
  Cash surrender value                                                52,225              28,225
  Deposits and other assets                                           68,183             118,825
-------------------------------------------------------------------------------------------------
                                                                     120,408             147,050
-------------------------------------------------------------------------------------------------


                                                                $  2,454,073        $  3,896,337
=================================================================================================
                                     See accompanying notes to consolidated financial statements.

                                                                               RCS HOLDINGS, INC.


                                                                      CONSOLIDATED BALANCE SHEETS

=================================================================================================

                                                              OCTOBER 31, 2001
                                                                 (UNAUDITED)      APRIL 30, 2001
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $  2,075,616        $  1,479,978
  Accrued payroll, commissions and compensated absences              469,149             715,178
  Payroll taxes and employee benefit plans payable                    41,941              71,012
  Deferred revenue                                                   915,171             930,004
  Note payable (Note 3)                                              720,000           1,200,000
   Note payable - related party (Note 6)                             352,531                   -
  Income taxes payable                                                14,168             131,374
-------------------------------------------------------------------------------------------------
Total current liabilities                                          4,588,576           4,527,546

DEFERRED INCOME TAX LIABILITY                                         45,219             142,854
-------------------------------------------------------------------------------------------------
Total liabilities                                                  4,633,795           4,670,400
-------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' DEFICIT:
  Common stock, no par value, 50,000,000 shares authorized;
      13,717,534 and 12,688,719 shares issued and
      outstanding (Note 4)                                           366,811             358,352
  Related party receivables                                         (104,509)           (272,366)
  Accumulated other comprehensive income                                 349                  38
  Accumulated deficit                                             (2,442,373)           (860,087)
-------------------------------------------------------------------------------------------------

Total stockholders' deficit                                       (2,179,722)           (774,063)
-------------------------------------------------------------------------------------------------


                                                                $  2,454,073        $  3,896,337
=================================================================================================
                                     See accompanying notes to consolidated financial statements.

                                                                                            RCS HOLDINGS, INC.


                                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                             (LOSS) FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2001
                                                                                          AND 2000 (UNAUDITED)
==============================================================================================================

                                        SIX MONTHS         Six Months       THREE MONTHS       Three Months
                                          ENDED              Ended              ENDED              Ended
                                    OCTOBER 31, 2001   October 31, 2000   OCTOBER 31, 2001   October 31, 2000
REVENUES:
  Support, update, configuration
    and training                        $ 5,038,723        $ 7,266,956        $ 2,525,860        $ 3,581,144
  Broadband sales                           970,849          4,227,565            363,235          2,641,158
  Commissions                                     -          1,049,473                  -                  -
  System sales                                    -          1,739,414                  -                  -
  Other income                               10,692                200              9,622                200
--------------------------------------------------------------------------------------------------------------
Total revenues                            6,020,264         14,283,608          2,898,717          6,222,502

COST OF REVENUES                          3,898,338         10,304,862          1,826,173          4,135,300
--------------------------------------------------------------------------------------------------------------

GROSS PROFIT                              2,121,926          3,978,746          1,072,544          2,087,202

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                3,666,607          4,585,898          1,846,560          2,048,098
--------------------------------------------------------------------------------------------------------------

OPERATING (LOSS) INCOME                  (1,545,681)          (607,152)          (774,016)            39,104

OTHER INCOME (EXPENSE):
  Interest and investment income              4,307             21,793                327             10,886
  Interest expense                          (40,912)           (68,780)           (19,740)           (37,919)
--------------------------------------------------------------------------------------------------------------
Total other income (expense)                (36,605)           (46,987)           (19,413)           (27,033)
--------------------------------------------------------------------------------------------------------------

(LOSS) INCOME BEFORE INCOME TAX
  (BENEFIT) EXPENSE                      (1,582,286)          (654,139)          (793,429)            12,071

INCOME TAX (BENEFIT) EXPENSE                      -           (185,300)                 -             17,400
--------------------------------------------------------------------------------------------------------------

NET LOSS                                 (1,582,286)          (468,839)          (793,429)            (5,329)

Other comprehensive income (loss),
  net of income tax:
Unrealized holding gains                        349                 38               (115)                22
--------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                      $(1,581,937)       $  (468,801)       $  (793,544)       $    (5,307)
==============================================================================================================

                                                                                            RCS HOLDINGS, INC.


                                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                             (LOSS) FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2001
                                                                                          AND 2000 (UNAUDITED)
==============================================================================================================

Loss per common share -
  basic and diluted:
  Net loss                              $     (0.12)       $     (0.04)       $     (0.06)       $     (0.01)
Weighted average common shares and
  equivalents:
  Basic                                  13,717,534         12,688,719         13,717,534         12,688,719
                                   ===========================================================================
  Diluted                                13,717,534         12,688,719         13,717,534         12,688,719
                                   ===========================================================================
                                                   See accompanying notes to consolidated financial statements.

                                                                                                          RCS HOLDINGS, INC.


                                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                                                 (UNAUDITED)

============================================================================================================================

                                                                                Accumulated
                                            Common Stock            Related        Other
                                        --------------------         Party     Comprehensive     Accumulated
SIX MONTHS ENDED OCTOBER 31, 2001       Shares        Amount      Receivables      Income          Deficit       Total
============================================================================================================================

BALANCE, April 30, 2001                 12,688,719   $  358,352     $ (272,366)    $       38     $  (860,087)  $  (774,063)

Net change in related party receivables          -            -        167,857              -               -       167,857
Effect of merger with Winco Petroleum
   Corporation (Note 4)                  1,028,815        8,459              -              -               -         8,459
Comprehensive income (loss):
   Net loss for the three months                 -            -              -              -      (1,582,286)   (1,582,286)
   Unrealized holding gains                      -            -              -            311               -           311
----------------------------------------------------------------------------------------------------------------------------

BALANCE, October 31, 2001               13,717,534   $  366,811     $ (104,509)    $      349     $(2,442,373)  $(2,179,722)
============================================================================================================================
                                                                See accompanying notes to consolidated financial statements.

                                                                               RCS HOLDINGS, INC.


                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      (UNAUDITED)

=================================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

SIX MONTHS ENDED OCTOBER 31,                                       2001                2000
-------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net loss                                                      $ (1,582,286)       $   (468,839)

   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                   183,578             159,195
     Increase in reserve for doubtful accounts                       250,000                   -
     Stock issued for services                                         8,459                   -
     Realized gain on investment holdings                                  -                  30
     Loss on sale of property and equipment                            2,895                   -
     Interest income recorded as note receivable                           -              (7,544)
     Deferred income taxes                                                 -             (34,160)
   Changes in operating assets and liabilities:
     Accounts receivable                                             388,595             796,170
     Commissions receivable                                                -             593,827
     Related party receivables                                             -                 980
     Inventories                                                           -              90,575
     Income taxes refundable and payable                             177,473            (151,200)
     Prepaid expenses and other current assets                        87,849                 542
     Other assets                                                     50,000                   -
     Accounts payable and accrued expenses                           595,636            (600,405)
     Accrued payroll, commissions, compensated absences, payroll
       taxes and employee benefit plans payable                     (275,100)           (500,335)
     Deferred revenue                                                (14,833)           (298,541)
-------------------------------------------------------------------------------------------------
Net cash used in operating activities                               (127,734)           (419,705)
-------------------------------------------------------------------------------------------------

                                                                               RCS HOLDINGS, INC.


                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           (UNAUDITED)(CONTINUED)

=================================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

SIX MONTHS ENDED OCTOBER 31,                                       2001                2000
-------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                        53,442                   -
  Purchase of property and equipment                                 (12,538)           (439,329)
  Increase in cash surrender value                                   (24,000)                  -
  Additions to deposits and other assets                                   -             (58,636)
-------------------------------------------------------------------------------------------------

Net cash provided by (used in) innvesting activities                  16,904            (497,965)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from note payable                                               -             700,000
  Payments on note payable                                          (480,000)                  -
  Proceeds from note payable - related party                         372,531                   -
  Payments on note payable - related party                           (20,000)                  -
  Advances to related parties                                              -            (140,500)
  Payments received from related parties                             167,858             200,000
-------------------------------------------------------------------------------------------------

Net cash provided by financing activities                             40,389             759,500
-------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                            (70,441)           (158,170)

CASH AND CASH EQUIVALENTS, at beginning of period                    127,867             441,318
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of period                     $     57,426        $    283,148
=================================================================================================
                                     See accompanying notes to consolidated financial statements.

                                                       RCS HOLDINGS, INC.



                                                                    NOTES

=========================================================================
1.   BASIS OF            The accompanying consolidated financial
     PRESENTATION        statements of RCS Holdings, Inc. (f/k/a Winco
                         Petroleum Corporation the "Company") include the accounts of Rush Creek Solutions, Inc. (f/k/a
                         Business Products, Inc.), and its wholly-owned subsidiary, and have been prepared pursuant to the rules of the Securities and Exchange
                         Commission for Quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended
                         April 30, 2001 included in the Form 8-K/A filed with the Securities and Exchange Commission on October 16, 2001.

                         In the opinion of management, all adjustments considered necessary for a fair presentation have been included consisting only of normal recurring accruals. Operating results for the six-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002.

                         Certain reclassifications have been made to the prior period presentations in order to conform to the current presentation.

2.   GOING CONCERN       The consolidated financial statements have been
     AND MANAGEMENT      prepared assuming the Company will continue as a
     PLANS               going concern.  The Company incurred losses
                         totaling $1,707,132 during the year ended April
                         30, 2001, and has incurred losses of $1,582,286 for the six months ended October 31, 2001, resulting in an accumulated stockholders' deficit of $2,442,373 at October 31, 2001. As of October
                         31, 2001, the Company had a working capital deficiency of $3,190,284.

                         Management has established plans to improve the Company's operating performance in fiscal 2002. These plans include the reduction of labor costs through layoffs and increased utilization of remaining resources. The Company has also discontinued operations in specific activities determined to be unprofitable. In addition, the Company has terminated operating equipment leases related to unprofitable activities.

                         As of October 31, 2001, the Company has reduced its short-term bank debt by $480,000 to an outstanding balance of $720,000. The Company is exploring additional sources of debt financing to satisfy its current operational requirements, and is currently contemplating additional private placements of debt and equity, under the most favorable terms available.

                                                       RCS HOLDINGS, INC.



                                                                    NOTES
                                                              (CONTINUED)

=========================================================================

                         There can be no assurance that the operating funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated, that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or the inability to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on acceptable terms or that they will not have a significantly dilutive effect on the Company's existing stockholders.

                         These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed in the Report of Independent Auditors included in the Company's audited financial statements for the fiscal year ended April 30, 2001. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty.

3.   NOTE PAYABLE        The Company's short-term obligation consists of a
                         bank promissory note payable for borrowings. The amount payable under the note agreement was $720,000 at October 31, 2001 and $1,200,000 at
                         April 30, 2001. The maximum availability under the note is $1,500,000. The original note matured and was renewed and extended most recently until July 31, 2001. The Company is currently in negotiations with the bank to renew the promissory note, which was paid down to $630,550 as of December 7, 2001. It is expected that the note will be renewed as a three-year term loan, reviewed every six months by the bank.
                         The loan is expected to require monthly payments of principal and interest under a three-year payment schedule, with a second deed of trust on the building at 8136 S. Grant Way pledged as collateral support for the loan. However, there can be no assurance that the bank debt will be renewed or that these will be the terms upon which the bank debt will be renewed.

                         Under the current note agreement, interest is payable monthly at the prime rate charged by Wells Fargo Bank Colorado, N.A, 7.50% at April 30, 2001 and 9.00% at April 30, 2000. The note is secured by accounts receivable and general intangibles of the Company and is guaranteed by the Company's President.

                         The current agreement contains loan covenants that require the Company to provide monthly accounts receivable aging, annual and quarterly Company financial statements, and annual personal financial statements and tax returns of the guarantor. The loan requires the Company to annually "rest" the loan for 60 days with a zero
                         balance.   The Company was in compliance with
                         these covenants, except for the covenant to "rest" the line for 60 days by April 30, 2001, which the Company was in violation of at April 30, 2001. The Company is currently in negotiations with the bank to obtain a waiver for the loan covenant violation.

                                                       RCS HOLDINGS, INC.



                                                                    NOTES
                                                              (CONTINUED)

=========================================================================

4.   WINCO MERGER        On August 18, 2000, Business Products, Inc.
                         ("BPI") and its stockholders entered into a merger agreement with Winco Petroleum Corporation
                         ("Winco").  The merger closed on July 31, 2001.
                         Under the terms of the merger agreement, Winco created Winco Merger Corporation ("WMC") as a wholly owned subsidiary of Winco. In order to complete the merger, BPI merged into WMC and WMC became the surviving entity. Winco changed its name on August 13, 2001 to RCS Holdings, Inc.
                         (the "Company").  WMC changed its name to Rush
                         Creek Solutions, Inc. on September 6, 2001.
                         BPI's stockholders received approximately 92.5%
                         of the outstanding Winco common stock (12,688,719 shares). The merger has been accounted for as a reverse acquisition. Under this accounting treatment, BPI is deemed, for accounting purposes, to be the acquirer and Winco the acquired entity. Stockholders of Winco have retained 1,028,815 shares of the outstanding common stock of 13,717,534 shares after the merger.

                         As Winco was a public shell, the transaction was accounted for as a recapitalization.
                         Accordingly, the pro forma disclosures required by APB No. 16 are not presented.

5.   LITIGATION          The Company may be engaged in various litigation
                         matters from time to time in the ordinary course of business. A lawsuit has been filed for discrimination and wrongful termination employment issues against the Company for incidents, which arose, in the normal course of business. In the opinion of management and legal counsel, the outcome of the lawsuit now pending is not likely to have a material adverse effect on the Company's financial position, liquidity or operating results.

                         On September 18, 2001, a complaint was filed against the Company that alleges destruction of personal property, breach of warranty, negligent performance of services and violation of the Washington Consumer Protection Act. The Company intends to vigorously contest the complaint. In addition, the Company's insurance carrier has agreed to defend the Company in the matter under a full reservation of rights. In the opinion of management and legal counsel, the outcome of this matter is not likely to have a material adverse effect on the Company's financial position, liquidity or operating results.

6.   RELATED PARTY       ADVANCES AND RECEIVABLES
     TRANSACTIONS
                         The Company has receivables from two entities with common ownership, E3SI, Inc. (46% owned by the Company's President) and 8136 S. Grant Way,
                         LLC (80% owned by the Company's President) for legal expenses paid on behalf of these entities.

                         The amounts receivable which are classified for financial reporting purposes in stockholders' equity are as follows:

                                                       RCS HOLDINGS, INC.



                                                                    NOTES
                                                              (CONTINUED)

=========================================================================

                                                       OCTOBER 31, 2001  April 30, 2001
                    -------------------------------------------------------------------
                    Advances to Officers                  $        -      $  166,230

                    Related Party Receivables:
                      E3SI, Inc.                              77,869          77,869
                      8136 S. Grant Way, LLC                   4,834           4,834
                    Interest Receivable:                      21,806          23,433
                    -------------------------------------------------------------------

                    Total related party receivables       $  104,509      $  272,366
                    ===================================================================

                         On August 16, 2001, the President repaid the advances of $166,230 plus interest in the amount of $6,299.



                         NOTES PAYABLE

                         On August 3, 2001, the Company borrowed $190,000 from the Company's President, evidenced by a note payable on demand bearing interest at 8%. Payments on the note were made to the Company's President on October 5, 2001 in the amount of $10,000 and October 21, 2001 in the amount of $10,000. The remaining balance on the note is $170,000 at October 31, 2001.

                         On August 16, 2001, the Company borrowed $102,531 from the Company's President, evidenced by a note payable on demand bearing interest at 8%.

                         On October 12, 2001, the Company borrowed $80,000 from the Company's President, evidenced by a note payable on demand bearing interest at 8%.

                         Included in accounts payable and accrued expenses at October 31, 2001 is $5,687 of accrued interest due under these notes payable.

7.   SEGMENT             Results of operations of the two segments,
     INFORMATION         consulting services and broadband services, for
                         the six and three months ended October 31, 2001 and 2000 are shown below.

                                                       RCS HOLDINGS, INC.



                                                                    NOTES
                                                              (CONTINUED)

=========================================================================

                         CONSULTING SERVICES The Company provides a wide variety of interrelated services to its customers, including customer relationship management, web development, project management services, engineering, staffing services and life cycle services, which previously included sales of systems to those customers and currently is directed toward assisting the customer obtain the right technology products from outside vendors with Company assistance in the acquisition process, (procurement services) and also includes configuration, deployment, maintenance and disposal services.

                         BROADBAND SERVICES The Company provides various services to its customers related to commercial and residential installation of high-speed internet access through cable and DSL lines.

                         The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

                    SIX MONTHS ENDED OCTOBER 31,             2001            2000
                    -------------------------------------------------------------------
                    Revenues:
                         Consulting services              $ 5,049,415     $10,056,043
                         Broadband services                   970,849       4,227,565
                                                        -------------------------------
                                                          $ 6,020,264     $14,283,608
                                                        ===============================

                    Operating loss:
                         Consulting services              $  (207,860)    $  (378,627)
                         Broadband services                (1,337,821)       (228,525)
                                                        -------------------------------
                                                          $(1,545,681)    $  (607,152)
                                                        ===============================

                    Depreciation and amortization:
                         Consulting services              $   159,221     $   147,480
                         Broadband services                    24,357          11,715
                                                        -------------------------------
                                                          $   183,578     $   159,195
                                                        ===============================

                    Expenditures for additions and long-
                    lived assets:
                         Consulting services              $    12,538     $   363,641
                         Broadband services                         -          75,688
                                                        -------------------------------
                                                          $    12,538     $   439,329
                                                        ===============================

                                                       RCS HOLDINGS, INC.



                                                                    NOTES
                                                              (CONTINUED)

=========================================================================

                    THREE MONTHS ENDED OCTOBER 31,           2001            2000
                    -------------------------------------------------------------------
                    Revenues:
                         Consulting services              $2,535,482      $3,581,344
                         Broadband services                  363,235       2,641,158
                                                        -------------------------------
                                                          $2,898,717      $6,222,502
                                                        ===============================

                    Operating income (loss):
                         Consulting services              $ (137,195)     $  195,434
                         Broadband services                 (636,821)       (156,330)
                                                        -------------------------------
                                                          $ (774,016)     $   39,104
                                                        ===============================

                    Depreciation and amortization:
                         Consulting services              $   76,669      $   80,326
                         Broadband services                   12,179           5,858
                                                        -------------------------------
                                                          $   88,848      $   86,184
                                                        ===============================

                    Expenditures for additions and long-
                    lived assets:
                         Consulting services              $    5,515      $  109,747
                         Broadband services                        -               -
                                                        -------------------------------
                                                          $    5,515      $  109,747
                                                        ===============================

8. SUPPLEMENTAL     SIX MONTHS ENDED OCTOBER 31,             2001            2000
   DISCLOSURE OF    ===================================================================
   CASH FLOW
   INFORMATION
                    Cash paid during the period for:
                      Interest                            $   18,816      $   64,704
                    ===================================================================

                      Income tax refund, net of income
                      taxes paid                          $ (185,244)     $        -
                    ===================================================================

                                                       RCS HOLDINGS, INC.



                                                                    NOTES
                                                              (CONTINUED)

=========================================================================

                    Non-Cash Investing and Financing Activities:

                    Accrued rent due officer applied
                    against officers advances             $        -      $  111,500
                    ===================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS.

SIX MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2000.

     For the six months ended October 31, 2001, the Company reported a net loss of approximately $1,582,300 as compared to a net loss for the six months ended October 31, 2000 of $468,800.

     Revenue related to support, configuration and training sales decreased from $7,267,000 for the six months ended October 31, 2000 to $5,038,700 for the six months ended October 31, 2001. The Company has experienced a reduction in demand for consulting services as a result of general economic conditions in the six months ended October 31, 2001. Broadband revenue decreased from $4,227,600 for the six months ended October 31, 2000 to $970,800 for the six months ended October 31, 2001. The Company provided broadband services for a major customer under a contract, which was cancelled in August 2001.

     In the six months ended October 31, 2000, the Company reported approximately $2,788,900 from hardware sales and related commissions. During the six months ended October 31, 2000, the Company made a strategic decision to discontinue the business of hardware sales, and consequently had no revenue from this business for the six months ended October 31, 2001.

     Cost of revenue decreased from $10,304,900 for the six months ended October 31, 2000 to $3,898,300 for the six months ended October 31, 2001, primarily due to reductions in labor costs of $3,726,800 and resale
merchandise of $2,121,540.   Gross margins increased from 28% to 35% for
the respective periods. The increase in gross margin results from the Company's shifting its strategic focus from lower margin hardware sales to higher margin consulting services and increased utilization of remaining personnel.

     Selling, general and administrative expenses decreased from $4,585,900 for the six months ended October 31, 2000 to $3,666,600 for the six months ended October 31, 2001. Although administrative salaries increased by $192,100 from the six months ended October 31, 2000 for the same period in 2001, the increase was more than offset by decreases in sales labor costs of $770,900, office and telephone expenses of $378,400, and employer 401(k) contributions of $116,100.

     For the six months ended October 31, 2001, the Company recognized no income tax benefit from the reported operating loss due to the uncertainty of future profits necessary to realize the income tax benefit. The Company reported an income tax benefit of $185,300 for the six months ended October 31, 2000.

THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2000.

     For the three months ended October 31, 2001, the Company reported a net loss of approximately $793,400 as compared to a net loss of $5,300 for the three months ended October 31, 2000.

     Total revenue decreased from approximately $6,222,500 for the three months ended October 31, 2000 to $2,898,700 for the three months ended October 31, 2001. The decrease was a result of a reduction in broadband revenues of $2,277,900 and a reduction in consulting services revenue of $1,125,300. The Company was providing broadband services under a contract with a major customer which terminated in August of 2001. General economic turndown in the technology consulting industry was the major cause of the reduction in consulting service revenue.

     Cost of revenues decreased from $4,135,300 to $1,826,200 for the three months ended October 31, 2000 to the three months ended October 31, 2001 due to reductions in labor costs of $2,159,300. Gross margins increased from 34% to 37% for the respective periods due to personnel reductions and increased utilization of remaining personnel resources.

     For the three months ended October 31, 2001, selling, general and administrative expenses were $1,846,600 compared to $2,048,100 for the three months ended October 31, 2000. The decrease resulted from reductions in sales salaries of $321,700, office and telephone expenses of $141,200, and outside professional services of $115,700, along with increases in bad debt expense of $250,000 and administrative salaries of $138,100. Due to deteriorating economic conditions during the three months ended October 31, 2001, the Company increased its allowance for uncollectible accounts receivable by $250,000 which was reflected in the increased bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 2001, the Company had $57,426 of cash and cash equivalents and had a working capital deficiency of $3,190,284.

     For the six months ended October 31, 2001 net cash used in operations was $127,700 compared to net cash used in operations of $419,700 for the six months ended October 31, 2000. In the six months ended October 31, 2001, cash was used to decrease payroll-related liabilities in the amount of $275,100 and cash was provided by a reduction in accounts receivable of $388,600 and an increase in accounts payable of $595,600. For the six months ended October 31, 2000, cash was used primarily to decrease accounts payable by $600,400, to decrease payroll-related liabilities by $500,300 and to reduce deferred revenue by $298,500.

     Net cash provided by investing activities for the six months ended October 31, 2001 was $16,900, primarily the result of sales of property and equipment of $53,400, purchases of property and equipment of $12,500, and increases in insurance cash value of $24,000. In the six months ended October 31, 2000, net cash used in investing activities was $498,000, primarily to purchase fixed assets.

     In the six months ended October 31, 2001, financing activities provided net cash of $40,400, resulting primarily from cash provided by proceeds of notes to the Company's president of $372,500, payments received on related party advances of $167,900, and payments made on the bank note payable of $480,000. During the six months ended October 31, 2000, financing activities provided net cash of $759,500 from bank note proceeds of $700,000, payments received on related party advances of $200,000, offset by advances made to related parties of $140,500.

     The Company is currently in negotiations with the Wells Fargo Bank to restructure the remaining balance on the bank loan. Since October 31, 2001, additional payments have been made to reduce the loan balance to approximately $630,000. It is anticipated that the loan will be extended in six-month increments and amortized with monthly payments over a three-year term.

FINANCIAL CONDITION

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $1,707,132 during the year ended April 30, 2001, and has incurred losses of $1,582,286 for the six months ended October 31, 2001, resulting in an accumulated stockholders' deficit of $2,442,373 at October 31, 2001. As of October 31, 2001, the Company had a working capital deficiency of $3,190,284.

     Management has established plans to improve the Company's operating performance in fiscal 2002. These plans include the reduction of labor costs through layoffs and increased utilization of remaining resources. The

Company has also discontinued operations in specific activities determined to be unprofitable. In addition, the Company has terminated operating equipment leases related to unprofitable activities.

     As of October 31, 2001, the Company has reduced its short-term bank debt by $480,000 to an outstanding balance of $720,000. The Company is exploring additional sources of debt financing to satisfy its current operational requirements, and is currently contemplating additional private placements of debt and equity, under the most favorable terms available.

     There can be no assurance that the operating funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated, that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or the inability to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on acceptable terms or that they will not have a significantly dilutive effect on the Company's existing stockholders.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed in the Report of Independent Auditors included in the Company's audited financial statements for the fiscal year ended April 30, 2001. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No.
141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with and indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No.
142. This Statement is effective May 1, 2002 for the Company. The Company has not assessed the impact of these Statements on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.

                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In September 2001, Sweet Entertainment filed a complaint against the Company's subsidiary, Rush Creek Solutions, Inc. that alleges that Rush Creek Solutions tortuously damaged a number of Sweet Entertainment's internet servers in the course of packaging and shipping those servers to Seattle, Washington. Sweet Entertainment states various causes of action against Rush Creek Solutions, including destruction of property, breach of warranty, negligence and violations of the Washington Consumer Protection Act. Sweet Entertainment claims actual damages of approximately $150,000 and consequential damages (due to lost business from unavailability of the servers) of $3,000,000. Rush Creek Solutions' insurance carrier, St. Paul Mercury Insurance Company, is defending this action under a reservation of rights.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As of October 31, 2001, the Company was in default on its payments to a bank under a promissory note payable. The Company is currently in negotiations with the bank to renew the note as a term loan and to obtain a waiver for the loan covenant violation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     On November 1, 2001, the Company held a special meeting of its shareholders. At this meeting Michael G. St. John, David A. Zeleniak, William Dews and Scott Swenson were elected as directors to hold office until the next annual meeting. Also at the meeting, the shareholders voted on proposals regarding an amendment and restatement to the Company's articles of incorporation, an employee stock option plan and the appointment of independent auditors. The vote on these proposals was as follows:

PROPOSAL                             FOR           AGAINST      ABSTAIN
--------                             ---           -------      -------

Slate of directors                12,596,932        2,011        1,353

Amendment and Restatement of      12,443,698        2,735        1,040
Articles of Incorporation

Employee Stock Option Plan        12,417,619        6,904        2,950

Appointment of BDO Seidman, LLP   12,596,928        1,133        2,235
as independent auditors

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  None

     (b) During the quarter for which this Quarterly Report on Form 10-QSB is being filed, the following Current Reports on Form 8-K were filed:

          * Form 8-K dated August 15, 2001 reporting Item 1, Changes in Control of Registrant, Item 2, Acquisition or Disposition of Assets, Item 4, Changes in Registrant's Certifying
               Accountant, Item 7, Financial Statements and Exhibits, and
               Item 8. Change in Fiscal Year.

          * Form 8-KA dated October 16, 2001 reporting Item 5, Other Events and Item 7, Financial Statements and Exhibits. The financial statements include: Business Products, Inc. d/b/a Rush Creek Solutions, Inc. (i) Report of Independent Auditors, (ii) Consolidated Balance Sheets as of April 30, 2001 and 2000, (iii) Consolidated Statements of Operations for the years ended April 30, 2001, 2000 and 1999, (iv) Consolidated Statements of Stockholders' Equity (Deficit) for the years ended April 30, 2001, 2000 and 1999, (v) Consolidated Statements of Cash Flows for the years ended April 30, 2001, 2000 and 1999, and (vi) Notes to Consolidated Financial Statements.

               Also filed were the following unaudited interim financial statements: Winco Petroleum Corporation (i) Consolidated Balance Sheet as of July 31, 2001, (ii) Consolidated Statements of Operations for the three months ended July 31, 2001 and 2000, (iii) Consolidated Statement of Stockholders' Deficit for the three months ended July 31, 2001, (iv) Consolidated Statements of Cash Flows for the three months ended July 31, 2001 and 2000, and (v) Notes to the Consolidated Financial Statements.

               Also filed were RCS Holdings Inc.'s (f/k/a Winco Petroleum Corporation) Unaudited Pro Forma Condensed Combined Balance Sheet as of July 31, 2001, Unaudited Pro Forma Condensed Combined Statements of Operations for the three months ended July 31, 2001 and the years ended April 30, 2001 and the notes thereto.

                               SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RCS HOLDINGS, INC.





Date:  December 14, 2001      /s/ MICHAEL G. ST. JOHN
                              -------------------------------------------
                              Michael G. St. John, President