Form 10QSB
period 2002-01-31
RCS HOLDINGS INC
filed 2002-03-18
CIK 313968

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.     20549

                               FORM 10-QSB

[ ] QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 2002

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

                     PART I - FINANCIAL INFORMATION

The interim financial statements included in this Form 10-QSB have not been reviewed by the registrant's independent auditors, nor any other independent accountants, using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards. Accordingly, the registrant's previous independent auditors have not expressed any opinion or any other form of assurance on such financial statements, assume no responsibility for, and disclaim any association with, such financial statements.

ITEM 1.  FINANCIAL STATEMENTS.

     CONTENTS                                                    PAGE NO.

          Consolidated Balance Sheets as of January 31, 2002
            (unaudited) and April 30, 2001                             3


          Consolidated Statements of Operations and Comprehensive
            Income (Loss) for the nine months and three months
            ended October 31, 2002 and 2001 (unaudited)                4


          Consolidated Statements of Stockholders' Deficit for
            the nine months ended January 31, 2002 (unaudited)         6


          Consolidated Statements of Cash Flows the nine months
            ended January 31, 2002 and 2001 (unaudited)                7


          Notes to Consolidated Financial Statements (unaudited)       9


          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        14

                                                                               RCS HOLDINGS, INC.


                                                                      CONSOLIDATED BALANCE SHEETS

=================================================================================================

                                                              JANUARY 31, 2002
                                                                 (UNAUDITED)      APRIL 30, 2001
-------------------------------------------------------------------------------------------------
Assets


CURRENT:

  Cash and cash equivalents                                     $          -        $    127,867
  Investment in equity securities                                      3,381               2,938
  Accounts receivable, less allowance of $560,000 and
    $450,000 for doubtful accounts                                   411,428           1,788,197
  Prepaid expenses and other current assets                          117,016             202,219
  Income tax refund receivable                                        28,425             323,104
  Deferred income tax asset                                           45,219             142,854
-------------------------------------------------------------------------------------------------

Total current assets                                                 605,469           2,587,179
-------------------------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT:
  Office and computer equipment                                    1,426,487           1,505,208
  Leasehold improvements                                             286,194             285,619
-------------------------------------------------------------------------------------------------
                                                                   1,712,681           1,790,827
  Less accumulated depreciation and
    amortization                                                     885,707             628,719
-------------------------------------------------------------------------------------------------
Net property and equipment                                           826,974           1,162,108
-------------------------------------------------------------------------------------------------


OTHER ASSETS:
  Cash surrender value                                                56,225              28,225
  Deposits and other assets                                           67,862             118,825
-------------------------------------------------------------------------------------------------
                                                                     124,087             147,050
-------------------------------------------------------------------------------------------------


                                                                $  1,556,530        $  3,896,337
=================================================================================================

                                     See accompanying notes to consolidated financial statements.

                                                                                                3

                                                                               RCS HOLDINGS, INC.


                                                                      CONSOLIDATED BALANCE SHEETS

=================================================================================================

                                                              JANUARY 31, 2002
                                                                 (UNAUDITED)      APRIL 30, 2001
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $  2,604,870        $  1,479,978
  Accrued payroll, commissions and compensated absences              376,424             715,178
  Payroll taxes and employee benefit plans payable                   139,234              71,012
  Deferred revenue                                                   418,756             930,004
  Note payable (Note 3)                                              630,550           1,200,000
  Note payable - related party (Note 6)                              167,751                   -
  Income taxes payable                                                14,158             131,374
-------------------------------------------------------------------------------------------------
Total current liabilities                                          4,351,743           4,527,546

DEFERRED INCOME TAX LIABILITY                                         45,219             142,854
-------------------------------------------------------------------------------------------------
Total liabilities                                                  4,396,962           4,670,400
-------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)


STOCKHOLDERS' DEFICIT:
  Common stock, no par value, 50,000,000 shares
    authorized; 13,717,534 and 12,688,719 shares
    issued and outstanding (Note 4)                                  366,811             358,352
  Related party receivables                                         (106,177)           (272,366)
  Accumulated other comprehensive income                                 487                  38
  Accumulated deficit                                             (3,101,553)           (860,087)
-------------------------------------------------------------------------------------------------

Total stockholders' deficit                                       (2,840,432)           (774,063)
-------------------------------------------------------------------------------------------------


                                                                $  1,556,530        $  3,896,337
=================================================================================================

                                     See accompanying notes to consolidated financial statements.

                                                                                            RCS HOLDINGS, INC.


                                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                 (LOSS) FOR THE NINE MONTHS AND THREE MONTHS ENDED JANUARY 31,
                                                                                     2002 AND 2001 (UNAUDITED)
==============================================================================================================

                                       NINE MONTHS        Nine Months       THREE MONTHS       Three Months
                                          ENDED              Ended              ENDED              Ended
                                    JANUARY 31, 2002   January 31, 2001   JANUARY 31, 2002   January 31, 2001
REVENUES:
  Support, update, configuration
    and training                        $ 6,384,419        $10,586,517        $ 1,324,826        $ 3,331,031
  Broadband sales                         1,038,389          6,332,619             67,540          2,105,054
  Commissions                                  -             1,037,339               -                  -
  System sales                                 -             1,860,829               -                  -
  Other income                               23,550              3,350             23,550              3,150
--------------------------------------------------------------------------------------------------------------
Total revenues                            7,446,358         19,820,654          1,415,916          5,439,235

COST OF REVENUES                          4,798,278         14,075,899            881,607          3,438,660
--------------------------------------------------------------------------------------------------------------

GROSS PROFIT                              2,648,080          5,744,755            534,309          2,000,575

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                  4,838,500          6,288,701          1,170,359          1,915,202
--------------------------------------------------------------------------------------------------------------

OPERATING (LOSS) INCOME                  (2,190,420)          (543,946)          (636,050)            85,373

OTHER INCOME (EXPENSE):
  Interest and investment income              6,095             27,785              1,813              4,162
  Interest expense                          (57,141)          (106,856)           (16,229)           (38,077)
--------------------------------------------------------------------------------------------------------------
Total other income (expense)                (51,046)           (79,071)           (14,416)           (33,915)
--------------------------------------------------------------------------------------------------------------

(LOSS) INCOME BEFORE INCOME TAX
 (BENEFIT) EXPENSE                       (2,241,466)          (623,017)          (650,466)            51,458

INCOME TAX (BENEFIT) EXPENSE                   -              (168,000)              -                17,270
--------------------------------------------------------------------------------------------------------------
NET LOSS                                 (2,241,466)          (455,017)          (650,466)            34,188

Other comprehensive income
 (loss), net of income tax:
Unrealized holding gains                        487             (6,462)               (18)                64
--------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                      $(2,240,979)       $  (461,479)       $  (650,484)       $    34,252
==============================================================================================================


Loss per common share - basic and
diluted:
  Net loss - basic                           $(0.16)       $     (0.04)       $     (0.05)       $     (0.01)
  Net loss - diluted                          (0.15)             (0.04)             (0.04)             (0.01)


                                                                                            RCS HOLDINGS, INC.


                                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                 (LOSS) FOR THE NINE MONTHS AND THREE MONTHS ENDED JANUARY 31,
                                                                                     2002 AND 2001 (UNAUDITED)
==============================================================================================================

Weighted average common shares
and equivalents:
  Basic                                  13,717,534         12,688,719         13,717,534         12,688,719
                                       -----------------------------------------------------------------------
  Diluted (Note 9)                       15,148,184         12,688,719         15,148,184         12,688,719
                                       =======================================================================

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










                                                                                                          RCS HOLDINGS, INC.


                                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                                                 (UNAUDITED)

============================================================================================================================

                                                                                Accumulated
                                            Common Stock            Related        Other
                                        --------------------         Party     Comprehensive     Accumulated
NINE MONTHS ENDED JANUARY 31, 2002      Shares        Amount      Receivables      Income          Deficit       Total
============================================================================================================================
BALANCE, April 30, 2001                 12,688,719   $  358,352     $ (272,366)    $       38     $  (860,087)  $  (774,063)

Net change in related party receivables          -            -        166,189              -               -       166,189
Effect of merger with Winco Petroleum
  Corporation (Note 4)                   1,028,815        8,459                             -               -         8,459
Comprehensive income (loss):
  Net loss for the nine months                   -            -              -              -      (2,241,466)   (2,241,466)
  Unrealized holding gains                       -            -              -            449               -           449
----------------------------------------------------------------------------------------------------------------------------

BALANCE, January 31, 2002               13,717,534   $  366,811     $ (106,177)    $      487     $(3,101,553)  $(2,840,432)
============================================================================================================================

                                                                See accompanying notes to consolidated financial statements.



                                                                               RCS HOLDINGS, INC.


                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      (UNAUDITED)

=================================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

NINE MONTHS ENDED JANUARY 31,                                       2002                2001
-------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net loss                                                      $ (2,241,466)       $   (455,017)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                    256,988             253,416
    Increase in reserve for doubtful accounts                        110,000                   -
    Stock issued for services                                          8,459                   -
    Interest income recorded as note receivable                      (23,473)                  -
    Deferred income taxes                                                  -            (189,990)
   Changes in operating assets and liabilities:
    Accounts receivable                                            1,266,769             891,977
    Commissions receivable                                                 -             593,827
    Inventories                                                            -              90,575
    Income taxes refundable and payable                              177,463             (14,657)
    Prepaid expenses and other current assets                         85,203             (33,914)
    Accounts payable and accrued expenses                          1,124,892          (1,002,749)
    Accrued payroll, commissions, compensated absences,
      payroll taxes and employee benefit plans payable              (270,532)           (434,955)
    Deferred revenue                                                (511,248)             19,059
-------------------------------------------------------------------------------------------------
Net cash used in operating activities                                (16,945)           (282,428)
-------------------------------------------------------------------------------------------------









                                                                               RCS HOLDINGS, INC.


                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           (UNAUDITED)(CONTINUED)

=================================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

NINE MONTHS ENDED JANUARY 31,                                       2002                2001
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                       108,185                   -
  Purchase of property and equipment                                 (30,039)           (456,534)
  Increase in cash surrender value                                   (28,000)            (25,162)
  Additions to deposits and other assets                                (443)            (58,636)
  Reductions in deposits and other assets                             51,412                   -
-------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                  101,115            (540,332)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from note payable                                               -             700,000
  Payments on note payable                                          (569,450)                  -
  Proceeds from note payable - related party                         372,531                   -
  Payments on note payable - related party                          (204,780)                  -
  Advances to related parties                                              -            (140,500)
  Payments received from related parties                             189,662             193,436
-------------------------------------------------------------------------------------------------

Net cash provided by financing activities                           (212,037)            752,936
-------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                           (127,867)            (69,824)

CASH AND CASH EQUIVALENTS, at beginning of period                    127,867             441,318
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of period                     $          0        $    371,494
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



                                                       RCS HOLDINGS, INC.



                                                                    NOTES

=========================================================================

1.  BASIS OF        The accompanying consolidated financial statements of
    PRESENTATION    RCS Holdings, Inc. (f/k/a Winco Petroleum
                    Corporation) include the accounts of Rush Creek
                    Solutions, Inc. (f/k/a Business Products, Inc.) (the
                    "Company"), its wholly-owned subsidiary, and have been prepared pursuant to the rules of the Securities and Exchange Commission for Quarterly reports on Form
                    10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended April 30, 2001 included in the Form 8-K/A filed with the Securities and Exchange
                    Commission on October 16, 2001.

                    In the opinion of management, all adjustments considered necessary for a fair presentation have been included consisting only of normal recurring accruals. Operating results for the nine-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002.

                    Certain reclassifications have been made to the prior period presentations in order to conform to the current presentation.


2.  GOING CONCERN   The consolidated financial statements have been
    AND MANAGEMENT  prepared assuming the Company will continue as a
    PLANS           going concern.  The Company incurred losses totaling
                    $1,707,132 during the year ended April 30, 2001, and has incurred losses of $2,240,979 for the nine months ended January 31, 2002, resulting in an accumulated stockholders' deficit of $2,840,432 at January 31, 2002. As of January 31, 2002, the Company had a working capital deficiency of $3,746,274.

                    Management has established plans to improve the Company's operating performance in nine months ended 2002. These plans include the reduction of labor costs through layoffs, furloughs, and increased utilization of remaining resources. The Company has also discontinued operations in specific activities determined to be unprofitable. In addition, the Company has terminated operating equipment leases related to unprofitable activities.

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

                                                       RCS HOLDINGS, INC.



                                                                    NOTES
                                                              (CONTINUED)

=========================================================================

3.  NOTE PAYABLE    The Company's short-term obligation consists of a
                    bank promissory note payable for borrowings. The amount payable under the note agreement was $630,550 at January 31, 2002 and $1,200,000 at April 30, 2001.
                    The maximum availability under the note was $1,500,000. The original note matured and was renewed and extended most recently until July 31, 2001. The Company is currently in negotiations with the bank to renew the promissory note, which was paid down to $630,550 as of December 7, 2001. It is expected that the note will be renewed as a three-year term loan, reviewed every six months by the bank. The loan is expected to require monthly payments of principal and interest under a three-year payment schedule. However, there can no assurance that the bank debt will be renewed or that these will be the terms approved.

                    Under the current note agreement, interest is payable monthly at the prime rate charged by Wells Fargo Bank Colorado, N.A, of 4.75% at January 31, 2002 and 7.50% at April 30, 2001. The note is secured by accounts receivable and general intangibles of the Company and is guaranteed by the Company's President.

                    The current agreement contains loan covenants that require the Company to provide monthly accounts receivable agings, annual and quarterly Company financial statements and annual personal financial statements and tax returns of the guarantor. The loan requires the Company to annually "rest" the loan for 60 days with a zero balance. The Company was in compliance with these covenants, except for the covenant to "rest" the line for 60 days by April 30, 2001, which the Company was in violation of at April 30, 2001. The Company is currently in negotiations with the bank to obtain a waiver for the loan covenant violation.

4.  WINCO MERGER    On August 18, 2000, Business Products, Inc. ("BPI")
                    and its stockholders entered into a merger agreement with Winco Petroleum Corporation ("Winco"). The merger closed on July 31, 2001. Under the terms of the merger agreement, Winco created Winco Merger
                    Corporation ("WMC") as a wholly owned subsidiary of Winco. In order to complete the merger, BPI merged into WMC and WMC became the surviving entity. WMC changed its name to Rush Creek Solutions, Inc. and Winco changed its name to RCS Holdings, Inc. BPI's stockholders received approximately 92.5% of the outstanding Winco common stock (12,688,719 shares).
                    The merger has been accounted for as a reverse acquisition. Under this accounting treatment, the BPI is deemed, for accounting purposes, to be the acquirer and Winco the acquired entity. Stockholders of Winco have retained 1,028,815 shares of the Company's outstanding common stock of 13,717,534 shares after the merger.

                    As Winco was a public shell, the transaction was accounted for as a recapitalization of the Company. Accordingly, the proforma disclosures required by APB No. 16 are not presented.

5.  LITIGATION      The Company may be engaged in various litigation
                    matters from time to time in the ordinary course of business. A lawsuit has been filed for discrimination and wrongful termination employment issues against the Company for incidents which arose in the normal course of business. In the opinion of management and legal counsel, the outcome of the lawsuit now pending is not likely to have a material adverse effect on the Company's financial position, liquidity or operating results.

                                                       RCS HOLDINGS, INC.



                                                                    NOTES
                                                              (CONTINUED)

=========================================================================

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

6.  RELATED PARTY
    TRANSACTIONS    ADVANCES AND RECEIVABLES

                    The Company has receivables from two entities with common ownership, E3SI, Inc. (46% owned by the Company's President) and 8136 S. Grant Way, LLC (80% owned by the Company's President) for legal expenses paid on behalf of these entities.

                    The amounts receivable which are classified for financial reporting purposes in stockholders' equity are as follows:


                                                       JANUARY 31, 2002  April 30, 2001
                    -------------------------------------------------------------------
                    Advances to Officers                  $     -         $  166,230

                    Related Party Receivables:
                      E3SI, Inc.                              77,869          77,869
                      8136 S. Grant Way, LLC                   4,834           4,834
                    Interest Receivable:                      23,474          23,433
                    -------------------------------------------------------------------

                    Total related party receivables       $  106,177      $  272,366
                    ===================================================================

                    On August 16, 2001, the President repaid the advances of $166,230 plus interest in the amount of $6,299.

                    NOTES PAYABLE

                    On August 3, 2001, the Company borrowed $190,000 from the Company's President, evidenced by a note payable on demand bearing interest at 8%. Periodic payments were made on the note to the Company's President beginning August 9, 2001, and the note was paid off on January 2, 2002.

                    On August 16, 2001, the Company borrowed $102,531 from the Company's President, evidenced by a note payable on demand bearing interest at 8%. Payments on the note were made to the Company's President on January 2, 2002 in the amount of $4,780 and on January 14, 2002 of $10,000. The remaining balance on the note is $87,751 at January 31, 2002.

                    On October 12, 2001, the Company borrowed $80,000 from the Company's President, evidenced by a note payable on demand bearing interest at 8%.

                    Included in accounts payable and accrued expenses at January 31, 2002 is $609 of accrued interest due under these notes payable.

                                                       RCS HOLDINGS, INC.



                                                                    NOTES
                                                              (CONTINUED)

=========================================================================

7.  SEGMENT         Results of operations of the two segments, consulting
    INFORMATION     services and broadband services, for the nine and
                    three months ended January 31, 2002 and 2001 are shown below.

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

                    NINE MONTHS ENDED JANUARY 31,            2002            2001
                    -------------------------------------------------------------------
                    Revenues:
                         Consulting services              $ 6,407,969     $13,488,035
                         Broadband services                 1,038,389       6,332,619
                                                        -------------------------------
                                                          $ 7,446,358     $19,820,654
                                                        ===============================


                    Operating loss:
                         Consulting services              $  (617,377)    $   (82,297)
                         Broadband services                (1,573,043)       (461,649)
                                                        -------------------------------
                                                          $(2,190,420)    $  (543,946)
                                                        ===============================

                    Depreciation and amortization:
                         Consulting services              $   235,272     $   226,660
                         Broadband services                    21,716          26,756
                                                        -------------------------------
                                                          $   256,988     $   253,416
                                                        ===============================

                    Expenditures for additions and
                    long-lived assets:
                         Consulting services              $    30,039     $   363,980
                         Broadband services                      -             92,554
                                                        -------------------------------
                                                          $    30,039     $   456,534
                                                        ===============================

                                                       RCS HOLDINGS, INC.



                                                                    NOTES
                                                              (CONTINUED)

=========================================================================

                    THREE MONTHS ENDED JANUARY 31,           2002            2001
                    -------------------------------------------------------------------
                    Revenues:
                         Consulting services              $ 1,348,376     $ 3,344,609
                         Broadband services                    67,540       2,094,626
                                                        -------------------------------
                                                          $ 1,415,916     $ 5,439,235
                                                        ===============================

                    Operating income (loss):
                         Consulting services              $  (477,696)    $   396,777
                         Broadband services                  (158,354)       (311,404)
                                                        -------------------------------
                                                          $  (636,050)    $    85,373
                                                        ===============================

                    Depreciation and amortization:
                         Consulting services              $    91,286     $    85,302
                         Broadband services                     7,239           8,919
                                                        -------------------------------
                                                          $    98,525     $    94,221
                                                        ===============================

                    Expenditures for additions and
                    long-lived assets:
                         Consulting services              $     3,076     $   159,317
                         Broadband services                      -             16,865
                                                        -------------------------------
                                                          $     3,076     $   176,182
                                                        ===============================

8. SUPPLEMENTAL     NINE MONTHS ENDED JANUARY 31,            2002            2001
   DISCLOSURE OF    ===================================================================
   CASH FLOW
   INFORMATION
                    Cash paid during the period for:
                      Interest                            $   53,860      $  101,453
                    ===================================================================

                      Income tax refund, net of
                        income taxes paid                 $  177,463      $     -
                    ===================================================================

9.  STOCK OPTION    The 2001 Stock Option Plan was approved by
    PLAN            Stockholders on November 1, 2001 and by the Board of
                    Directors on December 31, 2001. The 2001 Plan provides for the grant of stock options covering an aggregate of 3,000,000 shares of Common Stock. On
                    August 1, 2001 there were 776,650 Incentive Stock
                    Options granted to employees, and on December 1, 2001, there were 654,000 Incentive Stock Options granted to employees. The exercise price of each Incentive Stock Option granted under the 2001 Stock
                    Option Plan was established by the Board of Directors at $.05.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2002 AS COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2001

          For the nine months ended January 31, 2002 ("nine months ended 2002") the Company reported a net loss of approximately
          $2,241,000 as compared to a net loss for the nine months ended January 31, 2001 ("nine months ended 2001") of $455,017.

          Revenue related to support, update, configuration and training sales decreased from $10,586,500 in nine months ended 2001 to $6,384,400 in nine months ended 2002. THE COMPANY has experienced a reduction in demand for consulting services as a result of general economic conditions in nine months ended 2002. Broadband revenue decreased from $6,332,600 for the nine months ended January 31, 2001 to $1,038,400 for the nine months ended January 31, 2002. The Company provided broadband services for a major customer under a contract, which was cancelled in August 2001.

          In nine months ended 2001 the Company reported approximately $2,898,200 from hardware sales and related commissions. During nine months ended 2001, the Company made a strategic decision to discontinue the business of hardware sales, and consequently had no revenue from this business in nine months ended 2002.

          Cost of revenues decreased from $14,075,900 in nine months ended 2001 to $4,798,300 in nine months ended 2002, primarily due to reductions in labor costs of $6,359,600 and resale
          merchandise of $2,021,882.   Gross margins increased from 29%
          to 36% for the respective periods. The increase in gross margin results from the Company's shifting its strategic focus from lower margin hardware sales to higher margin consulting services and increased utilization of remaining personnel.

          Selling, general and administrative expenses decreased from $6,288,700 in nine months ended 2001 to $4,838,500 in nine months ended 2002. The decrease was primarily due to decreases in sales labor costs of $1,086,100, and decreases in office and telephone expenses of $468,700. Due to deteriorating economic conditions during the nine months ended January 31, 2002, the Company increased its allowance for uncollectible account receivable by $110,000, which was reflected in bad debt expense.

          For the nine months ended January 31, 2002, the Company recognized no income tax benefit from the reported operating loss due to the uncertainty of future profits necessary to realize the income tax benefit. The Company reported an income tax benefit of $168,000 for the nine months ended January 31, 2001.

          RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2001

          For the three months ended January 31, 2002 ("three months ended 2002"), the Company reported a net loss of approximately $650,500 as compared to net income of $34,200 for the three months ended January 31, 2001 ("three months ended 2001").

          Total revenue decreased from approximately $5,439,200 in nine months ended 2001 to $1,415,900 in three months ended 2002.
          The decrease was a result of a reduction in broadband revenues of $2,037,500 and a reduction in consulting services revenue of $2,006,200. The Company was providing broadband services under a contract with a major customer which terminated in August of 2001. General economic turndown in the technology consulting industry was the major cause of the reduction in consulting service revenue.

          Cost of revenues decreased from $3,438,700 to $881,600 from three months ended 2001 to three months ended 2002 primarily due to reductions in labor costs of $2,451,900. Gross margins increased from 37% to 38% for the respective periods due to personnel reductions and increased utilization of remaining personnel resources.

          For the three months ended January 31, 2002, selling, general and administrative expenses were $1,170,400 compared to $1,915,200 for the three months ended January 31, 2001. The decrease resulted primarily from reductions in sales salaries of $252,800, decreases in administrative salaries of $243,400, and decreases in office and telephone expenses of $90,200.


          LIQUIDITY AND CAPITAL RESOURCES

          For the nine months ended January 31, 2002 net cash used in operations was $16,900 compared to net cash used in operations of $282,400 for the nine months ended January 31, 2001. In the nine months ended January 31, 2002, cash was primarily used to decrease deferred revenue by $511,200 and to decrease payroll-related liabilities in the amount of $270,500 and cash was primarily provided by a reduction in accounts receivable of $1,266,800 and an increase in accounts payable of $1,124,900. For the nine months ended January 31, 2001, cash was used primarily to decrease accounts payable by $1,002,700, to decrease payroll-related liabilities by $435,000 and to reduce current and deferred income taxes by $204,600.

          Net cash provided by investing activities for the nine months ended January 31, 2002 was $101,100, primarily the result of sales of property and equipment of $108,200. In the nine months ended January 31, 2001, net cash used in investing activities was $540,300, primarily to purchase fixed assets of $456,500 and for additional deposits of $58,600.

          In the nine months ended January 31, 2002, cash used in financing was $212,000, primarily to make payments on the bank loan of $569,500 and to make payments on notes to the Company's President of $204,800, while cash was provided by proceeds of notes payable to the Company's President of $372,500 and payments received on related party advances of $189,700.
          During the same period in nine months ended 2001, financing activities provided net cash of $752,900 from bank note proceeds of $700,000, payments received on related party advances of $193,400, offset by advances made to related parties of $140,500.

          FINANCIAL CONDITION

          The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $1,707,132 during the year ended April 30, 2001, and has incurred losses of $2,240,979 for the nine months ended January 31, 2002, resulting in an accumulated stockholders' deficit of $2,840,432 at January 31, 2002. As of January 31, 2002, the Company had a working capital deficiency of $3,746,274.

          Management has established plans to improve the Company's operating performance in nine months ended 2002. These plans include the reduction of labor costs through layoffs, furloughs, and increased utilization of remaining resources. The Company has also discontinued operations in specific activities determined to be unprofitable. In addition, the Company has terminated operating equipment leases related to unprofitable activities.

          As of January 31, 2002, the Company has reduced its short-term bank debt by $719,450 to an outstanding balance of $630,550.

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

ITEM 5. OTHER INFORMATION.

     On March 13, 2002, BDO Seidman, LLP resigned as the Company's independent auditors. BDO Seidman, LLP's report on the Company's financial statements did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. BDO Seidman, LLP's report contained an explanatory paragraph relative to a going concern uncertainty.

     There were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The resignation of the accountants was not approved by the Company's board of directors and was, in the opinion of the Company's management, prompted by the Company's inability to compensate the accountants.

     Through March 13, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     The Company has requested that BDO Seidman, LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated March 13, 2002 is filed as Exhibit 16 to this Current Report on Form 8-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit 16, letter from BDO Seidman, LLP.

     (b)  None.

                               SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         RCS HOLDINGS, INC.





Date:  March 18, 2002    /s/ MICHAEL G. ST. JOHN
                         -----------------------------------------
                         Michael G. St. John, President